Form 10-Q
period 2007-06-30
LIMCO-PIEDMONT INC
filed 2007-08-14
CIK 1395943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____to ___

Commission file number: 001-33604

LIMCO-PIEDMONT INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	73-1160278
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

5304 S. Lawton Ave.
Tulsa, Oklahoma, 74107
(Address of Principal Executive Offices)
(918) 445-4300
(Registrant’s Telephone Number, Including Area Code)

                   N/A
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

As of July 31, 2007 the Registrant had 13,205,000 shares outstanding.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

INDEX

		Page

PART I - FINANCIAL INFORMATION:		2

Item 1.	Unaudited Condensed Consolidated Balance Sheets
	June 30, 2007 and December 31, 2006	2

	Unaudited Condensed Consolidated Statements of Income
	Six and three months ended June 30, 2007 and 2006	3

	Unaudited Condensed Consolidated Statements of Cash Flows
	Six months ended June 30, 2007 and 2006	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5-11

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	12-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T.	Controls and Procedures	20

PART II - OTHER INFORMATION:		21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21-29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits and Reports on Form 8-K	29

SIGNATURES		30

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$2,730	$4,309
Accounts receivables (net of allowance for doubtful accounts of $77 and $245 at June 30, 2007 and December 31, 2006, respectively)	10,658	8,188
Other accounts receivable and prepaid expenses	691	727
Inventories	15,418	14,611

Total current assets	29,497	27,835

Property, Plant and Equipment, Net	2,783	2,920
Intangible Assets, Net	1,919	2,183
Goodwill	4,780	4,780
Other Long-Term Assets	1,373	294
Total assets	$40,352	$38,012

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Checks issued in excess of bank balance	$395	$-
Current maturities of long-term debt	4,000	4,000
Current maturities of long-term debt, related party	1,000	-
Accounts payables	4,784	6,525
Parent company payables	4,058	3,122
Other accounts payable and accrued expenses	2,613	2,838

Total current liabilities	16,850	16,485

Long-Term Liabilities:
Long-term debt, related party	3,000	4,000
Deferred income taxes	436	436

Total long-term liabilities	3,436	4,436

Total liabilities	20,286	20,921

Commitments and contingencies

Shareholders' Equity:
Common stock, $0.01 par value; 25,000 shares authorized, 9,000 shares issued and outstanding	90	90
Additional paid-in capital	7,446	7,446
Retained earnings	12,530	9,555

Total shareholders' equity	20,066	17,091
Total liabilities and shareholders' equity	$40,352	$38,012

See notes to unaudited condensed consolidated financial statements.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenue
MRO services	$12,606	$11,315	$25,046	$21,442
Parts services	5,436	2,337	13,209	4,461

Total revenue	18,042	13,652	38,255	25,903

Cost and operating expenses
MRO services	8,519	8,463	16,877	16,134
Parts services	3,790	1,796	10,814	3,363
Selling and marketing	662	560	1,302	1,093
General and administrative	2,132	1,077	3,839	1,875
Amortization of intangibles	118	115	236	227

Operating income	2,821	1,641	5,187	3,211

Other income (expense)
Interest income	217	160	271	197
Interest expense	(384)	(305)	(541)	(484)

Total other income (expense)	(167)	(145)	(270)	(287)

Income before taxes	2,654	1,496	4,917	2,924

Provision for income taxes	1,089	563	1,942	1,085

Net income	$1,565	$933	$2,975	$1,839

Basic and diluted net income per share	0.17	0.10	0.33	0.21

Basic and diluted shares outstanding	9,000	9,000	9,000	9,000

See notes to unaudited condensed consolidated financial statements.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months ended June 30,
	2007	2006

Net cash provided (used) by operating activities	$(681)	$1,379

Cash flows from investing activities:
Purchase of investment and other assets	(68)	(496)
Purchases of property and equipment	(146)	(156)

Net cash used in investing activities	(214)	(652)

Cash flows from financing activities:
Capitalized initial public offering	(1,079)	-
Increase in checks issued in excess of bank balance	395	-
Repayment of long-term loan	-	(1,000)

Net cash used in financing activities	(684)	(1,000)

Decrease in cash and cash equivalents	(1,579)	(273)
Cash and cash equivalents at the beginning of period	4,309	2,259

Cash and cash equivalents at the end of period	$2,730	$1,986
Supplemental disclosure of cash activities:
Cash paid during the period for:
Interest	$500	$351
Income taxes	$1,745	$1,159

See notes to unaudited condensed consolidated financial statements.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

a.	Description of Business:

Limco-Piedmont Inc. (“the Company”), a Delaware. corporation, is principally engaged in:

• The repair and overhaul of heat transfer components, auxiliary power units ("APUs"), propellers, landing gear and pneumatic ducting.
• Inventory management and parts services for commercial, regional and charter airlines and business aircraft owners.

b.	Unaudited Interim Results:

The accompanying condensed consolidated financial statements of Limco-Piedmont Inc. and subsidiaries (the “Company”) presented herein have been prepared by the Company and are unaudited. They do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto in our Registration Statement and Prospectus filed with the Securities and Exchange Commission dated July 18, 2007. In the opinion of the Company's management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the Company's financial position, results of operations and cash flows for all periods presented. The results of operations for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other interim period or for any other future year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 - Inventories

Inventories are composed of the following:

	June 30,	December 31,
	2007	2006
	(in thousands)

Raw material	$5,290	$5,399
Work in process	4,447	3,347
Spare parts assemblies	5,681	5,865
	$15,418	$14,611

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Related Parties

a.	Transactions with related parties:

	Six months ended June 30,
	2007	2006
	(in thousands)

Purchases	$1,215	$1,527

Historically, the Company has purchased a majority of its cores for heat exchangers from its one supplier, its parent, TAT Technologies Ltd. (“Parent”). During January 2007, the Company entered into a manufacturing agreement in which the Company is required to purchase all cores required for its heat exchangers from the Parent through January 31, 2017. Any heat exchangers not manufactured by the Parent may be purchased from other outside vendors, including Hamilton Sundstrand.

Parent company payables as of June 30, 2007 and December 31, 2006 were $4,058,000 and $3,122,000 respectively. Parent company payables are unsecured and provide for no interest payments.

b.	Long-term debt, related party:

The Company’s long-term debt, related party is due to the Parent and consists of the following:

	June 30,	December 31,
	2007	2006
	(in thousands)
Term loan with principal payments of $500,000 due June 30, 2009 and 2010, and interest payments due quarterly at a rate of Libor + 3% (8.38% at December 31, 2006)	$1,000	$1,000
Term loan with principal payments of $1,000,000 due June 30, 2008, 2009 and 2010, and interest payments due quarterly at a rate of 7.25%	3,000	3,000
Total debt	4,000	4,000
Less - current maturities	(1,000)	-
	$3,000	$4,000

The term loans were repaid from the proceeds of the IPO which the Company completed on July 23, 2007.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Long-Term Debt

The Company’s long-term debt consisted of the following:

	June 30,	December 31,
	2007	2006
	(in thousands)
Term loan to bank due July 1, 2007 together with interest at a rate of Libor plus 1.3%	$4,000	$4,000
Less - current maturities	(4,000)	(4,000)
	$-	$-

The term loan was renewed on July 1, 2007 for 45 days, and was repaid from the proceeds of the IPO which the Company completed on July 23, 2007.

Note 5 - Employee Share Based Compensation

The Company entered into a share based compensation agreement with its CEO during August 2005. The compensation agreement is made up of 45,000 Phantom Stock options and stock options to be issued upon the completion of an IPO by the Company.

The Phantom Stock options have an exercise price of $6.37. At the date of exercise, the CEO will receive a cash payment for the difference between the exercise price and the average price of the Parent’s stock price for the 60 days preceding the exercise date. The Phantom Stock options expire on June 30, 2010. During the three and the six months ended June 30, 2007, the Company recorded compensation expense of $2,100 and $322,600, respectively. At June 30, 2007, 5,000 Phantom Stock options remain outstanding which are fully vested.

Note 6 - Segment Reporting

a.	Segment Activities Disclosure:

The Company manages its business on a basis of two reportable segments as follows:

• The repair and overhaul of heat transfer components, APUs, propellers, landing gear and pneumatic ducting.
• The parts segment focuses on inventory management and parts services for commercial, regional and charter airlines and business aircraft owners.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Segment Reporting (cont.)

The Company evaluates segment performance based on revenue and operating income. The operating income reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated earnings. Corporate and unallocated amounts include executive level expenses and expenses related to our accounting and finance, human resources and information technology departments.

b.	Operational segments:

The following financial information is a summary of the operating income of each operational segment:

	Six months ended June 30, 2007
	MRO	Parts	Corporate	Consolidated
	(in thousands)
Revenue	$25,046	$13,209	$-	$38,255
MRO services cost	16,877	-	-	16,877
Part services cost	-	10,814	-	10,814
Selling and marketing	1,017	285	-	1,302
General and administrative	448	232	3,159	3,839
Amortization of intangibles	236	-	-	236
Operating income	$6,468	$1,878	$(3,159)	$5,187

	Six months ended June 30, 2006
	MRO	Parts	Corporate	Consolidated
	(in thousands)
Revenue	$21,442	$4,461	$-	$25,903
MRO services cost	16,134	-	-	16,134
Part services cost	-	3,363	-	3,363
Selling and marketing	893	200	-	1,093
General and administrative	631	226	1,018	1,875
Amortization of intangibles	227	-	-	227
Operating income	$3,557	$672	$(1,018)	$3,211

	Three months ended June 30, 2007
	MRO	Parts	Corporate	Consolidated
	(in thousands)
Revenue	$12,606	$5,436	$-	$18,042
MRO services cost	8,519	-	-	8,519
Part services cost	-	3,790	-	3,790
Selling and marketing	553	109	-	662
General and administrative	182	95	1,855	2,132
Amortization of intangibles	118	-	-	118
Operating income	$3,234	$1,442	$(1,855)	$2,821

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Segment Reporting (cont.)

	Three months ended June 30, 2006
	MRO	Parts	Corporate	Consolidated
	(in thousands)
Revenue	$11,315	$2,337	$-	$13,652
MRO services cost	8,463	-	-	8,463
Part services cost	-	1,796	-	1,796
Selling and marketing	479	81	-	560
General and administrative	366	104	607	1,077
Amortization of intangibles	115	-	-	115
Operating income	$1,892	$356	$(607)	$1,641

c.	The following presents long-lived assets as of:

	June 30, 2007
	MRO	Parts	Corporate	Consolidated
	(in thousands)
Total assets	$32,318	$3,240	$4,794	$40,352
Capital investments	146	-	-	146
Depreciation and amortization	520	2	-	522

	December 31, 2006
	MRO	Parts	Corporate	Consolidated
	(in thousands)
Total assets	$29,131	$3,542	$5,339	$38,012
Capital investments	358	-	-	358
Depreciation and amortization	1,016	2	-	1,018

Note 7 - Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108, which addresses how

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Recently Issued Accounting Standards (cont.)

uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 does not change the Staff’s previous guidance on evaluating the materiality of errors. It allows registrants to record the effects of adopting SAB 108 guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported in the annual financial statements for the first fiscal year ending after November 15, 2006. The initial adoption of SAB 108 did not have a material impact on the Company’s financial condition and results of operation.

In July 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The adoption of FIN 48 during the first quarter of 2007, did not have an impact on the Company's financial position and results of operations.

The Company does not expect that there will be any material changes to the estimated amount of its liability associated with uncertain tax positions through December 31, 2007.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2007, the Company did not accrue any amounts for the payment of tax related interest and there was no tax related interest or penalties recognized in the statements of operations. The Company’s federal and state tax returns are potentially open to examination for years 2005-2006.

Note 8 - Subsequent Events

On July 23, 2007, the Company completed an initial public offering of 5,060,000 shares of common stock at $11.00 per share, including the exercise of the underwriter’s over allotment option. The Company sold 4,205,000 shares of common stock and the Company's Parent, TAT Technologies Ltd., sold 855,000 shares of common stock. Net proceeds to the Company were approximately $42 million. As a result of the offering, TAT Technologies Ltd, reduced its ownership interest in the Company to approximately 62%. In connection with the offering, the Company's President and CEO earned a cash bonus of approximately $330,000, which will be charged against earnings in the quarter ending September 30, 2007.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Subsequent Events (cont'd.)

On July 18, 2007, the Company issued options to certain of its employees and directors to purchase 404,250 shares of common stock with an exercise price equal to the IPO price of $11 per share. The options were granted under the Limco-Piedmont Incentive Compensation Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. Our forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements. These risks are more fully described in the “Risk Factors” section of the Quarterly Report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Background

Prior to the consummation of our initial public offering in July 2007, we operated as a wholly-owned subsidiary of TAT Technologies Ltd. We were incorporated in Delaware on February 28, 2007 as a successor to Limco-Airepair, Inc., which was incor-porated as an Oklahoma corporation in 1995 upon the merger of three aerospace companies that had been acquired by TAT Technologies from 1992 through 1995. Prior to the consolidation of Limco-Airepair, Inc. into our company, it transferred all of its assets and liabilities associated with its Oklahoma operations to our wholly-owned subsidiary, Limco-Airepair Inc., a newly formed Delaware corporation.

Prior to our acquisition of Piedmont Aviation in July 2005, our business was focused on providing MRO services for heat transfer components. With the acquisition of Piedmont, we expanded the scope of our MRO services to also include APUs, propellers and landing gears and added our parts services business.

We acquired Piedmont for approximately $20.2 million, which includes $5.9 million in cash and the assumption of approximately $8.7 million of bank indebtedness and $5.6 million of other liabilities of Piedmont. The acquisition was accounted for using the purchase method of accounting as determined in FASB Statement No. 141 and accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. Among the assets acquired from Piedmont, we allocated $11.3 million of the purchase price to current assets, $4.8 million to goodwill, $1.9 million to customer relationships, $1.2 million to property and equipment, $653,000 to non-compete agreements and $307,000 to other intangible assets.

Overview

We provide a variety of services and products to the aerospace industry. We operate four FAA certified repair stations, which provide aircraft component MRO services for airlines, air cargo carriers, maintenance service cen-ters and the military. In conjunction with our MRO services, we also manufacture related OEM components for airplane manufacturers and other environmental control and cooling systems. Our parts services division offers parts services for commercial, regional and charter airlines and business aircraft owners.

We specialize in the repair and overhaul of heat transfer components, APUs, propellers, landing gear and pneumatic ducting. We are licensed by Hamilton Sundstrand, a leading provider of aerospace products, to provide MRO services for all of their air-to-air heat transfer products, by Honeywell, a leading manufacturer of aerospace products and aerospace services provider, to provide MRO services for three of their APU models and by TAT Technologies to provide MRO services for their heat exchangers. Our propeller repair facility is an authorized service center for Hartzell and McCauley propellers. Our repair stations are certified by the FAA and the EASA. We also manufacture heat transfer equipment used in commercial, regional, business and military aircraft, com-plete environmental control systems and cooling systems for electronics.

The pricing terms under our MRO contracts vary depending on the type of contract and its specific terms. Generally the types of contracts that we enter into are as follows:

•	time and material contracts, in which we charge our customer a price based on the specific work to be performed;

•	fixed price per maintenance or service event contracts, in which pre-negotiated fixed prices are charged for specific repair and overhaul or redesign services; and

•
fixed price per component hour (or in the case of landing gear. the number of landing cycles) contracts in which pre-negotiated fixed prices are charged for any and all repair and overhaul service requirements during the term of the contract.

Our parts services division provides inventory management and parts services for commercial, regional and charter airlines and business aircraft owners. We also maintain a small inventory of parts for resale.

Our management believes that our revenues and sources of revenues are among the key performance indicators for our business. Our revenues from our two principal lines of business for the six month periods ended June 30, 2007 and 2006 and the three month periods ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	Revenues	% of Total Revenues	Revenues	% of Total Revenues
	(Revenues in thousands)
Revenues:
MRO Services	$12,606	69.9%	$11,315	82.9%	$25,046	65.5%	$21,442	82.8%
Parts services	5,436	30.1%	2,337	17.1%	13,209	34.5%	4,461	17.2%
Total revenues	$18,042	100.0%	$13,652	100.0%	$38,255	100.0%	$25,903	100.0%

The following table reflects the geographic breakdown of our revenues for each of the six month periods ended June 30, 2007 and 2006 and the three month periods ended June 30, 2006 and 2007:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	Revenues	% of Total Revenues	Revenues	% of Total Revenues
	(Revenues in thousands)

North America	$13,082	72.5%	$9,190	67.3%	$28,290	74.8%	$17,887	69.1%
Europe	3,290	18.2%	3,343	24.5%	6,932	18.1%	6,167	23.8%
Israel and other	1,155	6.4%	674	4.9%	2,090	5.4%	1,096	4.2%
Asia	515	2.9%	445	3.3%	943	2.5%	753	2.9%
	$18,042	100.0%	$13.652	100.0%	$38,255	100.0%	$25,903	100.0%

Our cost of revenues for MRO services consists of component and material costs, direct labor costs, shipping expenses. overhead related to manufacturing and depreciation of manufacturing equipment. Our cost of revenues for parts services consists primarily of the cost of the parts and shipping expenses. Our gross margin is affected by the proportion of our revenues generated from MRO services (including the sale of OEM products) and parts services. Our revenues from MRO services generally have higher gross margins than our parts services.

Selling and marketing expenses consist primarily of commission pay-ments, compensation and related expenses of our sales teams, attendance at trade shows and advertising expenses and related costs for facilities and equipment.

General and administrative expenses consist of compensation and related expenses for executive, finance, legal and administrative personnel, professional fees and other general corporate expenses and related costs for facilities and equipment.

Critical Accounting Policies

The preparation of the financial statements in accordance with generally accepted accounting principles in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, costs and expenses and related disclosures. Though we evaluate our estimates and assumptions on an ongoing basis, our actual results may differ from these estimates.

Certain of our accounting policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management's subjective judgments are described below to facilitate better understanding of our business activities. We base our judgments on our experience and assump-tions that we believe are reasonable and applicable under the circumstances.

Revenue recognition

Revenues from the sale of our services and products are recognized when persuasive evidence of an arrange-ment exists, delivery of the product has occurred. provided the collection of the resulting receivable is probable, the price is fixed or determinable and we no longer have any significant obligation with respect to such sale. We do not grant a right of return.

Revenues from MRO services are recognized when customer-owned material is shipped back to the customer. Revenues from parts sales are recognized when the part is shipped to the customer and title passes to the customer.

Revenues from maintenance contracts are recognized over the contract period in proportion to the costs expected to be incurred in performing services under the contract. We estimate the costs that are expected to be incurred based on our experience with the aggregate costs incurred and to be incurred on contracts of this nature. The costs incurred related to our maintenance contracts are not incurred on a straight line basis, as the timing to provide our maintenance services is dependent on when parts under these contracts require maintenance.

Goodwill, Other Intangible Assets and Long-Lived Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Of the $4.8 million of goodwill on our balance sheet as of June 30, 2007, approximately $4.3 million was a result of our acquisition of Piedmont. The identifiable intangible assets relating to the Piedmont acquisition, other than goodwill, included in our balance sheet are customer relationships and other intangible assets. The value we assigned to these intangible assets, using the income approach based on the present value of the cash flows attributable to each asset, was approximately $2.9 million. The amounts allocated to these intangible assets are being amortized on a straight-line basis over periods ranging from 0.3 to 10 years.

We review goodwill and other intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying value of the goodwill or the other intangible assets may be impaired. in which case we may obtain an appraisal from an independent valuation firm to determine the amount of impairment, if any. In addition to the possible use of an independent valuation firm, we perform internal valua-tion analyses and consider other publicly available market information. We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. In the fourth quarter of fiscal 2006, we completed our annual impairment testing of goodwill using the methodology described in the notes to our consolidated financial statements, and determined there was no impairment of our goodwill. If actual results are not consistent with our assumptions and estimates, we may be exposed to a goodwill impairment charge.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS No. 109"). We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized. To the extent that our decisions and assumptions and historical reporting are determined not to be compliant with applicable tax laws we may be subject to adjustments in our reported income for tax purposes as well as interest and penalties.

Allowances for Doubtful Accounts

We perform ongoing credit evaluations of our customers' financial condition and we require collateral as deemed necessary. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including the aging of our receivables, historical bad debt experience and the general economic environment. Management applies considerable judgment in assessing the realization of receivables, including assessing the probability of collection and the current credit worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the average cost and first-in, first-out (FIFO) methods. We write down obsolete or slow moving inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, mar-ket conditions and sale forecasts. If actual market conditions are less favorable than we anticipate, additional inventory write-downs may be required.

Warranty Costs

We provide warranties for our products and services ranging from one to five years, which vary with respect to each contract and in accordance with the nature of each specific product. We estimate the costs that may be incurred under our warranty and record a liability in the amount of such costs at the time the product is shipped. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. As of June 30, 2007 and December 31, 2006, the aggregate amount of our warranty costs was not material.

Results of Operations

The following table sets forth our statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)
Revenue:
MRO services	69.9%	82.9%	65.5%	82.8%
Parts services	30.1	17.1	34.5	17.2
Total revenue	100.0	100.0	100.0	100.0
Costs and operating expenses:
MRO services	47.2	62.0	44.1	62.3
Parts services	21.0	13.2	28.3	13.0
Selling and marketing	3.7	4.1	3.4	4.2
General and administrative	11.8	7.9	10.0	7.2
Amortization of intangibles	0.7	0.8	0.6	0.9
Operating income	15.6	12.0	13.6	12.4
Financial expense, net	1.0	1.1	0.7	1.1
Income taxes	6.0	4.1	5.1	4.2
Net income	8.6%	6.8%	7.8%	7.1%

In addition to revenues and the sources of our revenues, our management team views our gross profit margin and the level of inventory compared to revenues as the key performance indicators in assessing our company’s financial condition and results of operations. Our management team believes that the upward trend in our revenues is reflective of an industry-wide increase in demand for MRO services, and we currently expect that this trend will continue for the foreseeable future. While our management team believes that demand for parts sevices will also continue to grow, this segment is subject to a high degree of volatility because of the potential impact of large one time parts purchases.

Three Months Ended June 30, 2007 Compared to the Three Months June 30, 2006

Revenues.  Total revenues increased by $4.4 million, or 32.2 % to $18.0 million for the three months ended June 30, 2007 from $13.6 million for the three months ended June 30, 2006. The increase in revenues was primarily attributable to the growth in both parts services and MRO services revenues.

Revenues from MRO services, including OEM sales, increased by $1.3 million, or 11.4% to $12.6 million for the three months ended June 30, 2007 from $11.3 million for the three months ended June 30, 2006. The organic growth in MRO services revenues for the three months ended June 30, 2007, is a result of increased sales to historical customers and, to a lesser degree, sales to new customers. OEM product sales increased by $83,000, or 9.1% to $1.0 million for the three months ended June 30, 2007 from $917,000 for the three months ended June 30, 2006, primarily as a result of additional sales to historical customers.

Parts services revenues increased by $3.1 million, or 132.6% to $5.4 million for the three months ended June 30, 2007 from $2.3 million for the three months ended June 30, 2006. The growth in parts sales is attributable to increased purchases by existing customers and purchases by new customers.

Cost of revenues.  Cost of revenues increased by $2.1 million, or 20.0% to $12.3 million for the three months ended June 30, 2007 from $10.3 million for the three months ended June 30, 2006. Cost of revenues for parts services increased by $2.0 million, or 111.0% to $ 3.8 million for the three months ended June 30, 2007 from $1.8 million for the three months ended June 30, 2006, principally as a result of our increased parts revenues.

Selling and marketing expenses.  Selling and marketing expenses increased by $102,000 or 18.2% to $662,000 for the three months ended June 30, 2007 from $560,000 for the three months ended June 30, 2006. Our selling and marketing expenses as a percentage of revenues decreased to 3.7% for the three months ended June 30, 2007, from 4.1% for the three months ended June 30, 2006 as a result of our increased revenues.

General and administrative expenses.  General and administrative expenses increased by $1.1 million, or 98.0% to $2.1million for the three months ended June 30, 2007 from $1.1 million for the three months ended June 30, 2006. The increase in general and administrative expenses is primarily attributable to $2,000 of stock based compensation expense, bonus payments of $188,000 accrued for 2007, and costs associated with the AS 9100 (a quality standard used by the aerospace industry) certification of our Oklahoma facility and the increase in the scope of our operations. General and administrative expenses as a percentage of revenues increased to 11.8% for the three months ended June 30, 2007 from 7.9% for the three months ended June 30, 2006, primarily as a result of stock based compensation expenses, personnel costs and professional fees

Operating income.  Our operating income increased by $1.2 million, or 71.9% to $2.8 million for the three months ended June 30, 2007 from $1.6 million for the three months ended June 30, 2006. The operating income of our MRO services segment increased by $1.3 million, or 67.0% to $3.2 million for the three months ended June 30, 2007 from $1.9 million for the three months ended June 30, 2006. The increase is attributable primarily to improved operating efficiencies and economies of scale. The operating income of our parts services segment increased by approximately $1.1 million, or 305.1 % to $1.4 million for the three months ended June 30, 2007 from $356,000 for the three months ended June 30, 2006 as a result of increased parts revenues.

Interest income.  Interest income increased by $57,000 or 35.6% to $217,000 for the three months ended June 30, 2007 from $160,000 for the three months ended June 30, 2006, principally as a result of an increase in the amount of funds held in interest bearing accounts. We expect that our interest income for the remainder of 2007 will increase as a result of the investment of a portion of the proceeds of our initial public offering in interest bearing accounts.

Interest expense.  Interest expense increased by $79,000, or 25.9% to $384,000 for the three months ended June 30, 2007 from $305,000 for the three months ended June 30, 2006. The increase in interest expense reflects an increase in the prevailing interest rates for our then existing variable rate long-term debt. We do not expect to incur any material interest expenses for the remainder of 2007 as a result of our repayment of our oustanding indebtedness from the proceeds of our initial public offering.

Income taxes.  Income taxes increased by $526,000 or 93.4 % to $1.1 million for the three months ended June 30, 2007 from $563,000 for the three months ended June 30, 2006, principally as a result of our increased profitability. Our effective tax rate exceeded the federal statutory rate for each period primarily due to state income taxes.

Six Months Ended June 30, 2007 Compared to the Six Months June 30, 2006

Revenues.  Total revenues increased by $12.4 million, or 47.7% to $38.3 million for the six months ended June 30, 2007 from $25.9 million for the six months ended June 30, 2006. The increase in revenues was attributable to the growth of $8.7 million in services and $3.6 million in MRO services revenues.

Revenues from MRO services, including OEM sales, increased by $3.6 million, or 16.8% to $25.0 million for the six months ended June 30, 2007 from $21.4 million for the six months ended June 30, 2006. The organic growth in MRO services revenues for the six months ended June 30, 2007, is a result of increased sales to historical customers and, to a lesser degree, sales to new customers. OEM product sales increased by $900,000, or 55.0% to $2.5 million for the six months ended June 30, 2007 from $1.6 million for the six months ended June 30, 2006, primarily as a result of a large order from Boeing Corporation.

Parts services revenues increased by $8.7 million, or 196.1% to $13.2 million for the six months ended June 30, 2007 from $4.5 million for the six months ended June 30, 2006. The growth in parts sales is attributable to increased purchases by existing customers and purchases by new customers, including $3.6 million in purchases from a single customer in the six months ended June 30, 2007. We do not expect that this customer will account for substantial revenues during the remainder of 2007.

Cost of revenues.  Cost of revenues increased by $8.2 million, or 42.0% to $27.7 million for the six months ended June 30, 2007 from $19.5 million for the six months ended June 30, 2006. Cost of revenues for MRO services increased by $783,000 or 4.6 % to $16.9 million for the six months ended June 30, 2007 from $16.1 million for the six months ended June 30, 2006, primarily as a result of the growth in MRO services revenue. Cost of revenues for parts services increased by $7.5 million, or 221.6 % to $10.8 million for the six months ended June 30, 2007 from $3.4 million for the six months ended June 30, 2006, principally as a result of our increased parts revenues.

Selling and marketing expenses.  Selling and marketing expenses increased by $209,000, or 19.1% to 1.3 million for the six months ended June 30, 2007 from $1.1 million for the six months ended June 30, 2006. Our selling and marketing expenses as a percentage of revenues decreased to 3.4 % for the six months ended June 30, 2007, from 4.2% for the six months ended June 30, 2006.

General and administrative expenses.  General and administrative expenses increased by $2.0 million, or 104.7% to $ 3.8 million for the six months ended June 30, 2007 from $1.9 million for the six months ended June 30, 2006. The increase in general and administrative expenses is primarily attributable to $323,000 of stock based compensation expense, bonus payments of $293,000 accrued for 2007, costs associated with the AS 9100 (a quality standard used by the aerospace industry) certification of our Oklahoma facility and the increased scope of our operations. General and administrative expenses as a percentage of revenues increased to 10.0% for the six months ended June 30, 2007 from 7.2 % for the six months ended June 30, 2006, primarily as a result of stock based compensation expenses, personnel costs and professional fees incurred in preparing to becom a public company.

Operating income.  Our operating income increased $2.0 million, or 61.5% to $5.2 million for the six months ended June 30, 2007 from $3.2 million for the six months ended June 30, 2006. The operating income of our MRO services segment increased by $2.9 million, or 81.8% to $6.5 million for the six months ended June 30, 2007 from $3.6 million for the six months ended June 30, 2006. The increase is attributable primarily to improved operating efficiencies and economies of scale. While operating income of our parts services segment increased by $1.2 million, or 179.5% to $1.9 million for the six months ended June 30, 2007 from $672,000 for the six months ended June 30, 2006, the operating margin for this segment decreased to 14.2% for the six months ended June 30, 2007 from 15.1% for the six months ended June 30, 2006, as a result of a one time discount to a significant customer.

Interest income.  Interest income increased by $74,000 or 37.6% to $271,000 for the six months ended June 30, 2007 from $197,000 for the six months ended June 30, 2006, principally as a result of an increase in the amount of funds held in interest bearing accounts.

Interest expense.  Interest expense increased by $57,000, or 11.8% to $541,000 for the six months ended June 30, 2007 from $484,000 for the six months ended June 30, 2006. The increase in interest expense reflects an increase in the prevailing interest rates for our then existing variable rate long-term debt.

Income taxes.  Income taxes increased by $ 857,000, or 79.0% to $1.9 million for the six months ended June 30, 2007 from $1.1 million for the six months ended June 30, 2006, principally as a result of our increased profitability. Our effective tax rate exceeded the federal statutory reate for each period primarily due to state income taxes.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents of approximately $2.7 million and working capital of approximately $12.6 million. On July 23, 2007, we received net proceeds of approximately $42 million from our sale of 4,205,000 shares of common stock in our initial public offering.

In connection with our acquisition of Piedmont in July 2005, we assumed approximately $8.7 million in indebtedness and $5.6 million of other liabilities. We repaid the assumed indebtedness with the proceeds from loans of $6.0 million from each of Bank Leumi USA and TAT Technologies. The remaining proceeds of these loans, along with $3.0 million of our cash, were used to pay the approximately $5.3 million cash portion of the approximately $20.2 million purchase price and a portion of the assumed liabilities. The repayment of the remainder of the assumed liabilities was funded through cash flows from our subsequent operations.

We used a portion of the proceeds of our initial public offering to repay the remaining $4 million that was outstanding under our loan from Bank Leumi USA pursuant to which we paid annual interest of Libor + 1.3% (6.65% at June 30, 2007). As part of the Piedmont acquisition, we also entered into two $3.0 million loans with TAT Technologies for an aggregate of $6.0 million. We also repaid the $4 million that was outstanding under these two loans with a portion of the proceeds of our initial public offering. We paid interest of Libor + 3% compounded annually (8.35% at June 30, 2007) on one loan and fixed annual interest of 7.25% on the second.

As of June 30, 2007, we are in compliance with all applicable financial covenants.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
	(in thousands)
Net cash provided by (used in) operating activities	$(681)	$1,379
Net cash used in investing activities	(214)	(652)
Net cash used in financing activities	(684)	(1,000)
Net decrease in cash and cash equivalents	(1,579)	(273)
Cash and cash equivalents at beginning of period	4,309	2,259
Cash and cash equivalents at end of period	$2,730	$1,986

Net cash used in operating activities was $681,000 for the six months ended June 30, 2007. This amount was primarily attributable to a $2.5 million increase in accounts receivable which grew in line with our revenue growth, a $807,000 increase in inventories required to support the increase in MRO and parts services revenues, and a $1.7 million decrease in accounts payable, offset in part by $3.0 million in net income and a $936,000 increase in amounts payable to TAT Technologies for the purchase of heat transfer components,.

Net cash used in investing activities was $214,000 for the six months ended June 30, 2007. All of the cash used in investing activities was for the purchase of property and equipment.

Net cash used in financing activities was $684,000 for the six months ended June 30, 2007. This was attributable to expenditures on our IPO of $1.1 million, offset by $395,000 of checks issued in excess of the related bank balance.

The following table summarizes our minimum contractual obligations and commercial commitments as of June 30, 2007 and the effect we expect them to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less than Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt obligations (1)	$8,000	$8,000	$-	$-	$-
Operating lease obligations	633	173	400	60	-
Deferred tax liability	436	-	-	-	436
Estimated long-term loan interest(2)	25	25	-	-	-
Total	$9,094	$8,198	$400	$60	$436

__________
(1) We repaid all of our long-term obligations with a portion of the proceeds from our initial public offering.
(2) Estimates for variable rate notes are based on the rate in effect at June 30, 2007.

As of June 30, 2007, our principal commitments consisted of long-term debt incurred in connection with our acquisition of Piedmont and obligations outstanding under operating leases. All of our long-term debt was repaid subsequent to June 30,2007 with a portion of the proceeds of our initial public offering. We currently do not have significant capital spending or purchase commitments. In the last three years, we have experienced substantial increases in our expenditures as a result of the growth in our operations and personnel. We intend to increase our expenditures in the future consistent with our anticipated growth. We anticipate that our cash resources will be used primarily to fund our operating activities, as well as for capital expenditures.

We expect that our capital expenditures for the remainder of 2007 will total $400,000, primarily for expanded capabilities and capacity for our MRO services. We expect that our cash flow from operations will be sufficient to fund these capital expenditures.

Over the next 12 months, we expect cash flows from our operating activities, along with the net proceeds from our initial public offering and our existing cash and cash equivalents, to be sufficient to fund our operations. We intend to assess the need for a long-term line of credit, but do not believe that the lack of an external source of long-term liquidity will have a material adverse effect on our business or results of operations.

Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our selling and marketing activities, costs associated with expansion into new markets, and the timing of the introduction of new products and services.

Seasonality

We believe that the growth of our business over the last two years has masked a historical seasonal trend in the MRO services sector. Historically, we have seen many airlines decrease their maintenance requirements in the peak air travel summer months and increase their maintenance requirements in the winter months when air travel is not as great.

Off-balance sheet arrangements

As of June 30, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on our financial position and results of operations.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 does not change the Staff’s previous guidance on evaluating the materiality of errors. It allows registrants to record the effects of adopting SAB 108 guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported in the annual financial statements for the first fiscal year ending after November 15, 2006. The initial adoption of SAB 108 did not have a material impact on the Company’s financial condition and results of operation.

In July 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The adoption of FIN 48 during the first quarter of 2007, did not have an impact on the Company's financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risks

Our exposure to foreign exchange risk primarily relates to our sales to offshore clients. We do not believe that we currently have any significant direct foreign exchange risk since such sales are denominated in dollars.

Investment Risk

We repaid our outstanding debt of $8 million as of June 30, 2007 with a portion of the proceeds of our initial public offering. We invested the remaining net proceeds of the offering in short-term money market instruments, and as a result, our results of operations and cash flows will be subject to fluctuations due to changes in the interest rates applicable to our investments. We do not presently intend to use interest rate derivative instruments to manage our exposure to interest rate changes.

Item 4T. Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by our company in reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information was made known to them by others within the company, as appropriate to allow timely decisions regarding required disclosure.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks described below, together with the financial and other information contained in this quarterly report, before you decide to invest in out. common stock. If any of the following risks actually occurs, our business, financial condition or results of operations would suffer. In that case, the trading price of our common stock would likely decline and you might lose all or part of your investment.

Risks Related to Our Business and Operations

Our revenues and earnings depend substantially upon conditions in the airline industry, and a significant or prolonged downturn in the airline industry could decrease demand for our services and products.

Our revenues are principally derived from the provision of MRO services to airlines, air cargo carriers, MRO service centers and the military; and the provision of parts services for commercial, regional and charter airlines and business aircraft owners. Any downturn in the commercial aircraft industry could decrease demand for our services and products and negatively impact our financial condition. The commercial airline industry is cyclical and has historically been subject to fluctuations due to general economic and political conditions, such as fuel and labor costs, price competition, downturns in the global economy and national and international events.

In the aftermath of the September 11, 2001 terrorist attacks, passenger traffic on commercial flights was significantly lower than prior to the attacks. Most commercial airlines reduced their operating schedules, lowered fares and implemented cost reduction initiatives. In addition, war or armed hostilities or the fear of such events, could further exacerbate many of the problems experienced as a result of terrorist attacks. Future terrorist attacks, war or armed hostilities, the outbreak of SARS or other epidemic diseases such as avian influenza, or the fear of such events, could further negatively impact the airline industry. These factors, as well as increases in fuel costs, have resulted in large and, in some cases, continuing financial losses in the airline industry. Major carriers around the world have recently emerged from bankruptcy protection or are in the process of doing so. Financial losses and reduced schedules in the airline industry have resulted, and will continue to result, in reduced orders and delivery delays of new commercial aircraft, parking and retirement of older aircraft (eliminating those aircraft from maintenance needs) and delays in airlines’ purchases of aftermarket parts and service as maintenance is deferred. During periods of reduced airline profitability, some airlines may delay purchases of spare parts, preferring instead to deplete existing inventories. If demand for new aircraft and spare parts decreases, there would be a decrease in demand for certain of our products.

The aerospace industry is subject to significant government regulation and oversight, and we may have to incur significant additional costs to comply with these regulations.

The aerospace industry is highly regulated in the United States and in other countries. We must be certified or accepted by the FAA, the United States Department of Defense, the European Aviation Safety Agency, or EASA, and similar agencies in foreign countries and by individual OEMs in order to manufacture, sell and service parts used in aircraft. If any of our material certifications, authorizations or approvals are revoked or suspended, our operations will be significantly curtailed and we could be subjected to significant fines and penalties. In the future, new and more demanding government regulations may be adopted or industry oversight may be increased. We may have to incur significant additional costs to achieve compliance with new regulations or to reacquire a revoked or suspended license or approval, which could reduce our profitability.

We compete with a number of established companies in all aspects of our business, many of which have significantly greater resources or capabilities than we do.

The market for MRO services and parts services is highly competitive. Competition in the MRO market is based on price, quality, engineered solutions, ability to provide a broad range of services, turn-around time, and the ability to perform repairs and overhauls rapidly. Our primary MRO services competitors are the service divisions of OEMs, the in-house maintenance services of a number of commercial airlines and other independent service providers. For heat transfer component MRO services, our major competitors are the LORI Heat Transfer Center of Honeywell (Tulsa, Oklahoma) and SECAN-Honeywell (France). For APU, propeller and landing gear MRO services, our major competitors are Standard Aero Group Inc., Aerotech International Inc., Honeywell, Alameda Aerospace, Chromalloy, Messier-Dowty Aerospace (MD), AAR Corp., Hawker Pacific, APPH Ltd., Aero Precision Repair and Overhaul Company Inc, or APRO, Aircraft Propeller Service Inc, Pacific Propeller International LLC and H&H Propeller. For our OEM heat transfer equipment, our major competitors are other OEMs who manufacture heat transfer equipment, including the Hughes-Treitler division of Ametek Inc., Lytron Inc., Hamilton Sundstrand and Honeywell.

The parts services industry is highly competitive and fragmented. Competition in this market is based on price, quality, prompt delivery and service. Competitors in this segment include original equipment manufacturers, the service divisions of large commercial airlines and other independent suppliers and distributors of parts.

A number of our competitors have inherent competitive advantages. For example, we compete with the service divisions of large OEMs who in some cases have design authority with respect to their OEM products and are able to derive significant brand recognition from their OEM manufacturing activities. We also compete with the in-house service divisions of large commercial airlines and there is a strong incentive for an airline to fully-utilize the services of its maintenance employees and facilities.

Further, our competitors may have additional competitive advantages, such as:

• the ability to adapt more quickly to changes in customer requirements and industry conditions or trends;

• greater access to capital;

• stronger relationships with customers and suppliers;

• greater name recognition; and

• access to superior technology and marketing resources.

If we are unable to overcome these competitive disadvantages, our business, financial condition and results of operations would be adversely affected.

The loss of a significant MRO services customer would reduce demand for our services and reduce our sales.

Because of the high degree of concentration in the airline industry, and the importance of a few large customers for our MRO services, our MRO business is exposed to a high degree of risk related to customer concentration. In the years ended December 31, 2005 and 2006 and the six months ended June 30, 2007, our five largest MRO customers accounted for approximately 28.3%, 32.0% and 22.5%, respectively, of our MRO revenues. A loss of significant business from any of these customers would be harmful to our profitability.

A reduced demand for replacement parts by one or more of our significant parts services customers could significantly reduce our parts services revenues.

The profitability of our parts services business is driven by the needs of our customers whose demand for replacement parts is constantly fluctuating. Some of our customers may, from time to time, place single orders for a large amount of parts in conjunction with the overhaul of a significant portion of their active fleet. For example, in the six months ended June 30, 2007, we received a substantial order from a single customer which accounted for $2.9 million of our revenues for the period. We do not expect the customer to place another order of similar size with us in the near future, if ever. As a result, this segment of our business is subject to a high degree of volatility due to the potential impact of large one-time parts purchases. A reduction in demand for parts by one or more of our significant clients would have an adverse affect on our operating results.

We may be unable to identify attractive acquisition candidates, successfully integrate our acquired operations or realize the intended benefits of our acquisitions.

One of our business strategies is to pursue targeted complementary business acquisition opportunities. Our business may be adversely affected if we cannot consummate acquisitions on satisfactory terms, or if we cannot effectively integrate acquired operations.

Any growth through acquisitions will be partially dependent upon the availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions. We intend to pursue acquisitions that we believe will present opportunities consistent with our overall business strategy. However, we may not be able to find suitable acquisition candidates to purchase or may be unable to acquire desired businesses or assets on economically acceptable terms. We may not be able to raise the money necessary to complete future acquisitions. In addition, acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. Further, we cannot assure you that our acquisition strategies will be successfully received by customers or investors or achieve their intended benefits.

If we consummate an acquisition, our capitalization and results of operations may change significantly. Future acquisitions could result in the incurrence of additional debt and contingent liabilities and an increase in interest and amortization expenses or periodic impairment charges related to goodwill and other intangible assets as well as significant charges relating to integration costs.

In addition, we may not be able to successfully integrate any business we acquire into our existing business. The successful integration of new businesses depends on our ability to manage these new businesses and cut excess costs. The successful integration of future acquisitions may also require substantial attention from our senior management and the management of the acquired business, which could decrease the time that they have to service and attract customers and develop new products and services.

We have fixed-price contracts with some of our customers and we bear the risk of costs in excess of our estimates.

We have entered into multi-year, fixed-price contracts with some of our MRO and OEM customers. Pursuant to these contracts, we realize all the benefits or costs resulting from any increases or decreases in the cost of providing services to these customers. Most of our contracts do not permit us to recover for increases in raw material prices, taxes or labor costs. Any increase in these costs could increase the cost of operating our business and reduce our profitability. Factors such as inaccurate pricing and increases in the cost of labor, materials or overhead may result in cost over-runs and losses on those agreements. We may not succeed in obtaining an agreement of a customer to reprice a particular product, and we may not be able to recoup previous losses resulting from incomplete or inaccurate engineering data.

Our U.S. government contracts contain requirements to implement security measures, unfavorable termination provisions and are subject to modification and audit. Consequently, we are subject to certain business risks as a result of supplying equipment and services to the U.S. government.

Approximately 15.8%, 9.1% and 1.3% of our revenues were related to MRO services provided to the U.S. government for the year ended December 31, 2005 and 2006 and for the six months ended June 30, 2007, respectively. We are subject to risks particular to contracts with governmental authorities. These risks include the ability of the governmental authorities to unilaterally:

• suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;

• terminate existing contracts, with or without cause, at any time;

• reduce the value of existing contracts;

• audit our contract-related costs and fees, including allocated indirect costs; and

• control or potentially prohibit the export of our products.

A decision by a governmental authority to take any or all of the actions listed above could materially reduce our sales and profitability. Most of our U.S. Government contracts can be terminated by the U.S. Government either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination. In addition, under certain of our U.S. Government contracts, we are required to implement a number of security measures that must be maintained and if we are unable to maintain certain measures these contracts may be terminated and the U.S. Government may impose fines upon us.

A decline in U.S. military spending could result in a reduction of the amount of products and services we sell to the U.S. Government.

Future U.S. Department of Defense, or DOD, budgets could be negatively impacted by several factors, including but not limited to the U.S. Government’s budget deficits and spending priorities and the cost of sustaining the U.S. military presence and rebuilding operations in Iraq and Afghanistan, which could cause the DOD budget to remain unchanged or to decline. A prompt withdrawal from Iraq or Afghanistan may result in a significant decline in U.S. military expenditures, which could result in a reduction in the amount of our products and services provided to the various agencies and buying organizations of the U.S. Government.

A portion of our revenue is derived from international sources, which exposes us to additional uncertainty.

In the years ended December 31, 2005 and 2006 and the six months ended June 30, 2007, approximately 36.3%, 27.1% and 26.0%, respectively, of our revenues were derived from providing services to clients located outside of the United States. This source of revenue is subject to various risks, including:

• governmental embargoes or foreign trade restrictions;

• changes in U.S. and foreign governmental regulations;

• changes in foreign exchange rates;

• tariffs;

• other trade barriers;

• political, economic and social instability; and

• difficulties in accounts receivable collections.

We depend on our key executives, and may not be able to hire and retain additional key employees or successfully integrate new members of our team and the loss of a key employee could have a material adverse effect on our business.

Our success will depend largely on our continued reliance on the experience and expertise of our senior management. Although we have entered into employment agreements with most members of our senior management, any of our senior managers may terminate his employment with us and seek employment with others who may seek his expertise. The loss of the expertise of any of our senior management through death, disability or termination of employment would have a material and adverse effect on our business, financial condition and results of operations. We are not the beneficiary of life or disability insurance covering any of our executives, key employees or other personnel.

Our ability to implement our business strategy will depend on our success in recruiting, retaining and successfully integrating our management team and other personnel. If we are unable to retain employees and to attract and integrate new members of our management team, key employees or other personnel, we may be unable to successfully implement our business strategy in a timely manner. If we are unable to do so or if we were to lose the services of our senior executives or key employees, it could have a material adverse effect on our business, financial condition and results of operations.

Any interruption in the work force at our facilities could have a material adverse impact on our ability to keep our customers’ aircraft in service.

We derive the majority of our sales from overhaul services for components delivered to us from time to time by our customers. Because we maintain a relatively small inventory of loaner replacement parts for our MRO services business which we allow our customers to use while their parts are being repaired, an interruption of our work force due to strikes, work stoppages, shortages of appropriately skilled production and professional workers or other interruption could have a material adverse impact on both our ability to keep our customers’ aircraft in service while we perform overhaul services and to maintain our customers’ satisfaction with our services.

Our business and profitability are affected by the price and continuity of supply of certain component parts.

We rely on Honeywell, Hamilton Sundstrand and TAT Technologies for parts for our MRO services and parts services business segments and in 2006 we entered into a five-year supply contract with Honeywell to purchase APU parts on an as-required basis. If we were unable to obtain adequate supplies of parts from Honeywell, Hamilton Sundstrand, TAT Technologies or other OEMs at commercially reasonable prices, our operations could be interrupted. Increased costs associated with supplied materials or components could increase our costs and reduce our profitability if we are unable to pass these cost increases on to our customers. We maintain a relatively small inventory of component parts for resale and our parts services business would suffer if the supply of replacement parts was reduced or terminated by our suppliers. There are other companies that may be able to supply us with necessary component parts. However, these potential suppliers would be required to undergo FAA, EASA and OEM certification, and this would make it difficult for us to change suppliers in a timely and cost-effective manner.

We depend on our Oklahoma and North Carolina facilities, and any damage to these facilities would adversely impact our operations.

We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide MRO services and to manufacture and deliver OEM products promptly upon receipt of orders and to provide prompt and efficient service to our customers. As a result, any disruption of our day-to-day operations could have a material adverse effect on our business, customer relations and profitability. We rely on our Tulsa, Oklahoma and Kernersville and Winston-Salem, North Carolina facilities for the provision of our MRO services, the production of our OEM products and the provision of our parts services. A fire, flood, earthquake or other disaster or condition that significantly damaged or destroyed any of these facilities would have a material adverse effect on our operations.

We have potential exposure to liabilities arising under environmental laws and regulations.

Our business operations and facilities are subject to a number of federal, state, and local laws and regulations that govern the discharge of pollutants and hazardous substances into the air and water as well as the handling, storage and disposal of such materials and other environmental matters. Compliance with such laws as they relate to the handling, storage and disposal of hazardous substances is a significant obligation for us at each of our facilities. We would be subject to serious consequences, including fines and other sanctions, and limitations on our operations due to changes to, or revocations of, the environmental permits applicable to our facilities if we fail to comply. The adoption of new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new cleanup requirements could require us to incur costs and become subject to new or increased liabilities that could increase our operating costs and adversely affect the manner in which we conduct our business.

Under certain environmental laws, liability associated with investigation or remediation of hazardous substances can arise at a broad range of properties, including properties currently or formerly operated by us or our predecessors, as well as properties to which we sent hazardous substances or wastes for treatment, storage, or disposal. Costs and other obligations can arise from claims for toxic torts, natural resource and other damages, as well as the investigation and clean up of contamination at such properties. Under certain environmental laws, such liability may be imposed jointly and severally, so we may be responsible for more than our proportionate share and may even be responsible for the entire liability at issue. The extent of any such liability can be difficult to predict.

We are exposed to potential liabilities arising from product liability and warranty claims.

Our operations expose us to potential liabilities for personal injury or death as a result of the failure of an aircraft component that has been designed, manufactured, serviced or supplied by us. Based upon our experience in the industry, we believe that, in an effort to improve operating margins, some customers may, from time to time delay replacement of parts beyond their recommended lifetime, which could undermine aircraft safety and increase our risk of liability.

We cannot assure you that we will not experience any material product liability losses in the future, that we will not incur significant costs to defend such claims, that our insurance coverage will be adequate if claims were to arise or that we would be able to maintain insurance coverage in the future at an acceptable cost. A successful claim brought against us in excess of our available insurance coverage may have a material adverse effect on our business.

In addition, in the ordinary course of our business contractual disputes over warranties can arise. We may be subject to requests for cost sharing or pricing adjustments from our customers as a part of our commercial relationships with them, even though they have agreed to bear these risks.

We use equipment that is not easily repaired or replaced, and therefore equipment failures could cause us to be unable to meet quality or delivery expectations of our customers.

Many of our service and manufacturing processes are dependent on equipment that is not easily repaired or replaced. As a result, unexpected failures of this equipment could result in production delays or the manufacturing of defective products. Our ability to meet the expectations of our customers with respect to on-time delivery of repaired components or quality OEM products is critical. Our failure to meet the quality or delivery expectations of our customers could lead to the loss of one or more of our significant customers.

Risks Related to Establishing Our Company as Separate from TAT Technologies

TAT Technologies and its parent will control the majority of the voting power of our shares of common stock, investors will not be able to control the outcome of any shareholder vote. This concentration of ownership could adversely affect the trading price of our stock.

TAT Technologies owns approximately 61.7% of our outstanding shares of common stocks and as a result, it and its parent, TAT Industries Ltd., a publicly traded company in Israel, are able to exercise considerable influence over our operations and business strategy and will be able to control the outcome of all matters involving shareholder approval.

For so long as TAT Technologies owns more than 50% of our shares of common stock, it, and TAT Industries indirectly, will have the power to approve all matters requiring approval of common shareholders, including the election of all members of our board of directors, appointing management. TAT Technologies will also exercise a controlling influence over our business and affairs, any determinations with respect to mergers or other business combinations involving us, including our acquisition or disposition of assets, and other aspects of our business and affairs. The directors elected by TAT Technologies will have the ability to control decisions affecting our capital structure, including issuing additional capital stock, establishing stock purchase programs and declaring dividends. So long as TAT Technologies remains a significant shareholder, this concentration of stock ownership may have the effect of delaying, preventing or deterring a change in control of our company, which could deprive other shareholders of an opportunity to receive a premium over the then-prevailing market price for their common stock as part of a transaction such as a proxy contest, tender offer, merger or other purchase of common stock. In addition, this concentration of stock ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning stock in a company with a significant shareholder.

The interests of TAT Technologies may differ from the interests of our other shareholders. For example, TAT Technologies could oppose a third party offer to acquire us that you might consider attractive, and the third party may not be able or willing to proceed unless TAT Technologies supports the offer. In addition, if our board of directors supports a transaction requiring an amendment to our certificate of incorporation, TAT Technologies will continue to be in a position to defeat any required shareholder approval of the proposed amendment. If our board of directors supports an acquisition of us by means of a merger or a similar transaction, the vote of TAT Technologies alone will be sufficient to approve or block the transaction under Delaware law. In each of these cases and in similar situations, our other shareholders may disagree with TAT Technologies as to whether the action opposed or supported by TAT Technologies is in the best interests of our shareholders.

We have entered into a number of agreements with TAT Technologies setting forth various matters governing our relationship with TAT Technologies. These agreements govern our ongoing relationship with TAT Technologies. We will not be able to unilaterally terminate these agreements or amend them in a manner we deem more favorable to us so long as TAT Technologies continues to control the voting power of our shares of common stock.

Conflicts of interest may arise between TAT Technologies and us that could be resolved in a manner unfavorable to us.

Conflicts of interest may arise between TAT Technologies and us in a number of areas relating to our ongoing relationships. Three of TAT Technologies’ directors and employees serve as directors of our company, and, while there are no present plans for Shaul Menachem to leave the employ of our company, TAT Technologies has agreed to employ Mr. Menachem upon the conclusion of his employment with our company. Areas in which conflicts of interest between TAT Technologies and us could arise include, but are not limited to, the following:

•
Cross directorships, employment and share ownership.  The ongoing relationships of certain of our directors and executive officers with TAT Technologies and/or their interests in the ordinary shares of TAT Technologies could create, or appear to create, conflicts of interest when directors and executive officers are faced with decisions that could have different implications for the two companies. For example, these decisions could relate to disagreements over the desirability of a potential acquisition opportunity, or a change in dividend policy.

•	Intercompany transactions. We expect to continue to enter into transactions with TAT Technologies as part of our day-to-day business activities. Although the terms of any such transactions will be established based upon negotiations between employees of TAT Technologies and us, subject to the approval of the independent directors on our board or a committee of disinterested directors, there can be no assurance that the terms of any such transactions will be as favorable to us as may otherwise be obtained in arm’s-length negotiations with unaffiliated third parties.

•
Intercompany agreements.  We have entered into agreements with TAT Technologies pursuant to which it provides us with heat transfer components and engineering support for our MRO operations with respect to such components. We have also agreed with TAT Technologies that we will not, except in certain limited circumstances, compete with each other in the sale of OEM heat transfer components and the provision of MRO services for heat transfer components. The terms of these agreements were established while we were a wholly-owned subsidiary of TAT Technologies and were approved by the independent directors of our board. We have also entered into a registration rights agreement with TAT Technologies concerning the registration for resale of our common stock by them. Conflicts could arise in the interpretation or any extension or renegotiation of these existing agreements after this offering.

Future sales or distributions of our shares of common stock by TAT Technologies could depress the market price for shares of our common stock.

TAT Technologies may sell all or some of the shares of our common stock that it owns or distribute those shares to its shareholders. We have entered into a registration rights agreement with TAT Technologies granting it the right to require us to register for resale its shares of common stock under the Securities Act of 1933, as amended. Sales or distributions by TAT Technologies of substantial amounts of our shares of common stock in the public market or to its shareholders could adversely affect prevailing market prices for our shares of common stock. TAT Technologies is not subject to any contractual obligation that would prohibit it from selling, spinning off, splitting off or otherwise disposing of any of our shares of common stock, except that TAT Technologies has agreed not to sell, spin off, split off or otherwise dispose of any of our shares of common stock until July 18, 2008 without the prior written consent of Oppenheimer & Co., the lead underwriter of our initial public offering, subject to certain limited exceptions.

Risks Related to Our Common Stock

The market price for our shares of common stock are affected by a number of factors, including:

• period to period fluctuations in our results of operations;

• the announcement by us of new MRO services or acquisitions;

• regulatory developments;

• recruitment or departure of key personnel;

• the operating performance of our competitors; and

• industry-wide stock price fluctuations unrelated to the operating performance of us or our competitors.

In addition, the stock prices of many companies in aerospace industries have experienced wide fluctuations that often have been unrelated to the operating performance of those companies. These factors and price fluctuations may materially and adversely affect the market price of shares of common stock. In addition, if our future quarterly results are below the expectations of securities analysts or investors, the price of our common stock would likely decline. Share price fluctuations may be exaggerated if the trading volume of our common stock is too low.

If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or our internal controls over financial reporting are not effective, the reliability of our financial statements may be questioned and our stock price may suffer.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its internal controls over financial reporting. To comply with this statute, we will be required to document and test our internal control procedures; our management will be required to assess and issue a report concerning our internal controls over financial reporting and our independent auditors will be required to evaluate, test and issue their opinion on our internal controls over financial reporting. In connection with our separation from TAT Technologies, we will need to begin the documentation and testing of our internal controls. Our compliance with Section 404 of the Sarbanes-Oxley Act will first be tested in connection with the filing of our annual report on Form 10-K for the fiscal year ending December 31, 2008. As a public company, we will be required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that materially affect, or are reasonably likely to materially affect, internal controls over financial reporting. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards as then in effect and as supplemented or amended from time to time, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. As a result we might be subject to sanctions or investigation by regulatory agencies such as the SEC and we may become involved in securities class action litigation that could divert management’s attention and harm our business. Moreover, effective internal controls are necessary for us to produce reliable financial reports. If we cannot produce reliable financial reports or otherwise maintain appropriate internal controls, our business, financial condition and results of operations could be harmed, investors could lose confidence in our reported financial information, the market price for our stock could decline significantly and we may be unable to obtain additional financing to operate and expand our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 23, 2007, the Company completed an initial public offering of 5,060,000 shares of common stock at $11.00 per share though Oppenheimer & Co. and Stifel Nicolaus & Company. The Company sold a total of 4,025,000 shares of common stock and its parent, TAT Technologies Ltd., sold 855,000 shares of common stock. Net proceeds to the Company were approximately $42 million.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K filed during the quarter for which this report is filed:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized..

LIMCO-PIEDMONT INC.
(Registrant)

/s/ Shaul Menachem
Chief Executive Officer

/s/ Shabtai Moshiashvili
Chief Financial Officer

Date: August 14, 2007