Form 10-Q
period 2007-09-30
LIMCO-PIEDMONT INC
filed 2007-11-13
CIK 1395943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

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

Yes  ☐      No  ☐

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

As of November 13, 2007 the Registrant had 13,205,000 shares outstanding.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

INDEX

		Page

PART I - FINANCIAL INFORMATION:

Item 1.	Unaudited Condensed Consolidated Balance Sheets September 30, 2007 and December 31, 2006	2

	Unaudited Condensed Consolidated Statements of Income Three and nine months ended September 30, 2007 and 2006	3

	Unaudited Statements of Changes in Shareholders’ Equity	4

	Unaudited Condensed Consolidated Statements of Cash Flows Nine months ended September 30, 2007 and 2006	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4T.	Controls and Procedures	24

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25-32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6.	Exhibits and Reports on Form 8-K	33

SIGNATURES		34

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash	$3,306	$4,309
Short-term investments	30,929	—
Accounts receivable (net of allowance for doubtful accounts of $103 and $245 at September 30, 2007 and December 31, 2006, respectively)	10,452	8,188
Other accounts receivable and prepaid expenses	714	727
Inventories	16,380	14,611

Total current assets	61,781	27,835

Property, plant and equipment, net	3,860	2,920
Intangible assets, net	1,828	2,183
Goodwill	4,780	4,780
Other long-term assets	—	294
Total assets	$72,249	$38,012

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt	$--	$4,000
Accounts payables	5,373	6,525
Parent company payables	1,903	3,122
Other accounts payable and accrued expenses	1,662	2,838
Total current liabilities	8,938	16,485

Long-Term Liabilities:
Long-term debt, related party	—	4,000
Deferred income taxes	436	436

Total long-term liabilities	436	4,436
Total liabilities	9,374	20,921

Commitments and contingencies

Shareholders' Equity:
Common stock, $0.01 par value; 25,000 shares authorized, 13,205 and 9,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	132	90
Additional paid-in capital	48,783	7,446
Retained earnings	13,960	9,555
Total shareholders' equity	62,875	17,091
Total liabilities and shareholders' equity	$72,249	$38,012

See notes to unaudited condensed consolidated financial statements.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Revenue
MRO services	$12,831	$11,068	$37,877	$32,510
Parts services	3,813	3,409	17,022	7,870

Total revenue	16,644	14,477	54,899	40,380

Cost and operating expenses
MRO services	9,342	7,891	26,219	24,027
Parts services	3,083	2,777	13,897	6,140
Selling and marketing	673	564	1,975	1,657
General and administrative	1,552	1,120	5,391	2,995
Amortization of intangibles	119	115	355	342

Operating income	1,875	2,010	7,062	5,219

Other income (expense)
Interest income	271	245	542	444
Interest expense	(178)	(372)	(719)	(856)

Total other income (expense)	93	(127)	(177)	(412)

Income before taxes	1,968	1,883	6,885	4,807

Provision for income taxes	538	696	2,480	1,781

Net income	$1,430	$1,187	$4,405	$3,026

Net income per share:
Basic	$0.12	$0.13	$0.46	$0.34
Diluted	$0.12	$0.13	$0.46	$0.34

Weighted average number of common shares outstanding:
Basic	12,406	9,000	9,673	9,000
Diluted	12,437	9,000	9,678	9,000

See notes to unaudited condensed consolidated financial statements.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except per share data)

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2007	9,000	$90	$7,446	$9,555	$17,091
Net income for the period	—	—	—	4,405	4,405
Issuance of common stock- initial public offering	4,205	42	41,167	—	41,209
Share based compensation expense	—	—	170	—	170
Balance at September 30, 2007	13,205	$132	$48,783	$13,960	$62,875

See notes to unaudited condensed consolidated financial statements.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Nine months ended September 30,
	2007	2006
Cash flow from operating activities:
Net income	$4,405	$3,026
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	796	739
Share based compensation expenses	170
Changes in allowance for doubtful accounts	(142)	34
Changes in certain operating assets and liabilities:
Decrease (increase) in accounts receivable	(2,122)	(963)
Decrease (increase) in other accounts receivable and prepaid expenses	13	(13)
Decrease (increase) in inventories	(1,769)	(568)
Increase (decrease) in accounts payable, other accounts payable and accrued expenses	(2,328)	585
Increase (decrease) in Parent company account	(1,219)	52

Net cash provided by (used in) operating activities	(2,196)	2,892

Cash flows from investing activities:
Proceeds from sale of certificate of deposit	—	514
Purchase of investments and other assets	(30,928)	—
Purchases of property and equipment	(1,381)	(210)

Net cash provided by (used in) investing activities	(32,309)	304

Cash flows from financing activities:
Proceeds from issuance of common stock, initial public offering, net of 294,000 Capitalized initial public offering costs	41,502	—
Repayment of short-term bank credit	(4,000)	—
Repayment of long-term loan	(4,000)	(3,000)

Net cash provided by (used in) financing activities	33,502	(3,000)

Increase (decrease) in cash and cash equivalents	(1,003)	196
Cash and cash equivalents at the beginning of period	4,309	2,259

Cash at the end of period	$3,306	$2,455

See notes to unaudited condensed consolidated financial statements.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

a.  Description of Business:

Limco-Piedmont Inc. (“the Company”), a Delaware corporation, is principally engaged in:

• The repair and overhaul of heat transfer components, auxiliary power units ("APUs"), propellers, landing gear and pneumatic ducting.

• Inventory management and parts services for commercial, regional and charter airlines and business aircraft owners.

b.  Unaudited Interim Results:

The accompanying condensed consolidated financial statements of Limco-Piedmont Inc. and subsidiaries (the “Company”) presented herein have been prepared by the Company and are unaudited. They do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto in our Registration Statement and Prospectus filed with the Securities and Exchange Commission dated July 18, 2007. In the opinion of the Company's management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the Company's financial position, results of operations and cash flows for all periods presented. The results of operations for the three- and nine -month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other interim period or for any other future year.

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 - Short-Term Investments

Short-term investments are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investment in Debt and Equity Securities”. Management determines the classification of its investments in marketable debt and equity securities at the time of purchase and reevaluates such determinations as of each balance sheet date. As of September 30, 2007, all marketable securities covered by SFAS No. 115, were designated as available-for-sale. Securities available-for-sale are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of shareholder’s equity. Realized gains and losses and declines in market value judged to be other than temporary, of which there were none for the three and nine months ended September 30, 2007, are included in other income. Interest and dividends are also included in other income. Our short-term investments consist solely of auction rate tax exempt securities. Auction rate securities are highly liquid, variable rate debt securities. While the underlying security has a long-term nominal maturity, the interest rate is reset through auctions that are typically held every 7, 28, or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. We classify these securities as short term because we intend to liquidate them as the need for working capital arises in the ordinary course of business and we are able to liquidate them or roll them over to the next reset period.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Inventories

Inventories are composed of the following:

	September 30,	December 31,
	2007	2006
	(in thousands)

Raw material	$5,365	$5,399
Work in process	4,905	3,347
Spare parts assemblies	6,110	5,865
	$16,380	$14,611

Note 4 - Related Parties

a.  Transactions with related parties:

	Nine months ended September 30,
	2007	2006
	(in thousands)

Purchases	$3,815	$2,146

Historically, the Company has purchased a majority of its cores for heat exchangers from its parent, TAT Technologies Ltd. (“Parent”). In January 2007, the Company entered into a manufacturing agreement in which it is required to purchase all cores required for its heat exchangers from its Parent through January 31, 2017. Parent company payables as of September 30, 2007 and December 31, 2006 were $1,903,000 and $3,122,000 respectively. Parent company payables are unsecured and provide for no interest payments. Heat exchanger not manufactured by the Parent may be purchased from other vendors, including Hamilton Sundstrand.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Related Parties (cont.)

b.  Long-term debt, related party:

The Company’s long-term debt, related party is debt previously due to the Parent and consisted of the following:

	September 30,	December 31,
	2007	2006
	(in thousands)
Term loan with principal payments of $500,000 due June 30, 2009 and 2010, and interest payments due quarterly at a rate of Libor + 3% (8.38% at December 31, 2006)	$-	$1,000
Term loan with principal payments of $1,000,000 due June 30, 2008, 2009 and 2010, and interest payments due quarterly at a rate of 7.25%	-	3,000
Total debt	-	4,000
Less – current maturities	-	-
	$-	$4,000

The term loans were repaid from the proceeds of the initial public offering which the Company completed on July 23, 2007.

Note 5 - Long-Term Debt

The Company’s long-term debt consisted of the following:

	September 30,	December 31,
	2007	2006
	(in thousands)
Term loan to bank due July 1, 2007 together with interest at a rate of Libor plus 1.3%	$-	$4,000
Less – current maturities	-	(4,000)
	$-	$-

The term loan was renewed on July 1, 2007 for 45 days, and was repaid from the proceeds of the initial public offering which the Company completed on July 23, 2007.

Note 6- Earning Per Share

The consolidated statements of earnings present basic and diluted earning per share. Basic earning per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earning per share considers the potential effect of dilution on basic earning per share assuming potentially dilutive securities that meet certain criteria, such as stock options, were outstanding since issuance. The treasury stock method is used to determine the dilutive effect of potentially dilutive securities.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Earning Per Share (cont.)

The following table reconciles basic shares outstanding to diluted shares outstanding:

	Three month ended September 30,		Nine month ended September 30,

	2007	2006	2007	2006
Basic shares outstanding	12,406	9,000	9,673	9,000
Add: effect of dilutive stock options	31	-	6	-
Diluted shares outstanding	12,437	9,000	9,679	9,000

Note 7 - Employee Share Based Compensation

The Company entered into a share based compensation agreement with its CEO in August 2005. The compensation agreement included the grant of 45,000 phantom stock options and other stock options to be issued upon the completion of an IPO by the Company. The phantom stock options had an exercise price of $6.37 and provided that at the date of exercise, the CEO would receive a cash payment for the difference between the exercise price and the average closing price of our parent company’s ordinary share for the 60 days preceding the exercise date. During the three and the nine months periods ended September 30, 2007, the Company recorded compensation expense of $0 and $324,700, respectively. At September 30, 2007, all of the phantom stock options had been exercised.

Effective as of July 19, 2007, the date of our initial public offering, the Company established an incentive compensation plan, or the 2007 plan, under which it may issue options to purchase up to 600,000 shares of its common stock. Concurrently with the closing of the initial public offering, the Company issued a total of 404,250 options exercisable at $11.00 per share, the initial public offering price, to its directors, named executive officers and certain other key employees. The options vest in three equal annual installments, except for 66,000 options that vest in four equal semi-annual installments, and are exercisable at the initial public offering price of $11.00 per share.

Compensation expense attributable to outstanding stock options was $170,000 ($105,400 after tax), or $0.01 per share on both a basic and diluted basis, for the three and nine month periods ended September 30, 2007. As of September 30, 2007, the total unrecognized compensation cost related to non-vested stock awards was $2.0 million and the weighted average period over which the cost is expected to be recognized is approximately 3.5 years.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Employee Share Based Compensation (cont.)

A summary of our stock option plan as of September 30, 2007 and changes during the three month period then ended, is presented below:

	Shares	Weighted average Exercise price	Aggregate intrinsic value (1)	Weighted average contractual life remaining in years
	(In thousands)		(In thousands)
Outstanding at July 1, 2007	—
Granted	404	$11	—	—
Outstanding at September 30, 2007	404	$11	$918	5
Excisable at September 30, 2007	-
Options expected to vest at September 30, 2007	404

(1) The intrinsic value of a stock option is the amount by which the market value of the underlying stock on September 30, 2007, exceeds the strike price of the option.

The weighted average grant date fair value of the stock options granted during the three months ended September 30, 2007 was $5.38, excluding 66,000 options whose fair value was $4.94 as a result of a shorter vesting period.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended September 30, 2007

Quantity	338,250	66,000
Weighted average expected stock price volatility	62%	62%
Weighted average expected option life (in years)	3.50	2.92
Average risk free interest rate	4.96%	4.96%
Average dividend yield	-	-
Discount for post-vesting restriction	N/A	N/A

Note 8 - Segment Reporting

a.  Segment Activities Disclosure :

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

Note 8 - Segment Reporting (cont.)

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

b.  Operational segments :

The following financial information is a summary of the operating income of each operational segment:

	Nine months ended September 30, 2007
	MRO	Parts	Corporate	Consolidated
	(in thousands)
Revenue	$37,877	$17,022	$-	$54,899
MRO services cost	26,219	-	-	26,219
Part services cost	-	13,897	-	13,897
Selling and marketing	1,575	400	-	1,975
General and administrative	801	273	4,317	5,391
Amortization of intangibles	355	-	-	355
Operating income (expense)	$8,927	$2,452	$(4,317)	$7,062

	Nine months ended September 30, 2006
	MRO	Parts	Corporate	Consolidated
	(in thousands)
Revenue	$32,510	$7,870	$-	$40,380
MRO services cost	24,027	-	-	24,027
Part services cost	-	6,140	-	6,140
Selling and marketing	1,347	310	-	1,657
General and administrative	903	323	1,769	2,995
Amortization of intangibles	342	-	-	342
Operating income (expense)	$5,891	$1,097	$(1,769)	$5,219

	Three months ended September 30, 2007
	MRO	Parts	Corporate	Consolidated
	(in thousands)
Revenue	$12,831	$3,813	$-	$16,644
MRO services cost	9,342	-	-	9,342
Part services cost	-	3,083	-	3,083
Selling and marketing	558	115	-	673
General and administrative	198	102	1,252	1,552
Amortization of intangibles	119	--	-	119
Operating income (expense)	$2,614	$513	$(1,252)	$1,875

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Segment Reporting (cont.)

	Three months ended September 30, 2006
	MRO	Parts	Corporate	Consolidated
	(in thousands)
Revenue	$11,068	$3,409	$-	$14,477
MRO services cost	7,891	-	-	7,891
Part services cost	-	2,777	-	2,777
Selling and marketing	455	109	-	564
General and administrative	271	97	752	1,120
Amortization of intangibles	115	-	-	115
Operating income (expense)	$2,336	$426	$(752)	$2,010

c. The following presents long-lived assets as of:

	September 30, 2007
	MRO	Parts	Corporate	Consolidated
	(in thousands)
Total assets	$32,987	$3,420	$35,842	$72,249
Capital investments	1,377	-	3	1,380
Depreciation and amortization	795	1		796

	December 31, 2006
	MRO	Parts	Corporate	Consolidated
	(in thousands)
Total assets	$29,131	$3,542	$5,339	$38,012
Capital investments	358	-	-	358
Depreciation and amortization	1,016	2	-	1,018

Note 9 - Recently Issued Accounting Standards

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" (SFAS No. 159). SFAS No. 159 establishes a fair value option permitting entities to elect the option to measure eligible financial instruments and certain other items at fair value on specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The fair value option may be applied on an instrument-by-instrument basis, with a few exceptions, is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as the beginning of the first fiscal year beginning after November 15, 2007, and should not be applied retrospectively to fiscal years beginning prior to the effective date. On the adoption date, an entity may elect the fair value option for eligible items existing at that date and the adjustment for the initial remeasurement of those items to fair value should be reported as a cumulative effect adjustment to the opening  balance of retained earnings. We are currently assessing whether to apply the provisions of SFAS No. 159 to eligible financial instruments in place on the adoption date and the related impact on our financial statements.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Recently Issued Accounting Standards (cont.)

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 does not change the Staff’s previous guidance on evaluating the materiality of errors. It allows registrants to record the effects of adopting SAB 108 guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported in the annual financial statements for the first fiscal year ending after November 15, 2006. The initial adoption of SAB 108 did not have a material impact on the Company’s financial condition and results of operations.

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

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2007, there were no amounts of unrecognized income tax benefits computed under FIN 48, nor were there any amounts of tax related interest or penalties recognized in the statements of operations. The Company’s federal and state tax returns are open to examination for years 2005-2006.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. Our forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements. These risks are more fully described in the “Risk Factors” section of the Quarterly Report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future .

Background

 Prior to the consummation of our initial public offering in July 2007, we operated as a wholly-owned subsidiary of TAT Technologies Ltd. We were incorporated in Delaware on February 28, 2007 as a successor to Limco-Airepair, Inc., which was incorporated as an Oklahoma corporation in 1995 upon the merger of three aerospace companies that had been acquired by TAT Technologies from 1992 through 1995. Prior to the consolidation of Limco-Airepair, Inc. into our company, it transferred all of its assets and liabilities associated with its Oklahoma operations to our wholly-owned subsidiary, Limco-Airepair Inc., a newly formed Delaware corporation.

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

We specialize in the repair and overhaul of heat transfer components, APUs, propellers, landing gear and pneumatic ducting. We are licensed by Hamilton Sundstrand, a leading provider of aerospace products, to provide MRO services for all of their air-to-air heat transfer products, by Honeywell, a leading manufacturer of aerospace products and aerospace services provider, to provide MRO services for three of their APU models and by TAT Technologies to provide MRO services for their heat exchangers. Our propeller repair facility is an authorized service center for Hartzell and McCauley propellers. Our repair stations are certified by the FAA and the EASA. We also manufacture heat transfer equipment used in commercial, regional, business and military aircraft, complete environmental control systems and cooling systems for electronics.

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

Our management believes that our revenues and sources of revenues are among the key performance indicators for our business. Our revenues from our two principal lines of business for the three and nine month periods ended September 30, 2007 and 2006 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2007		2006		2007		2006
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	Revenues	% of Total Revenues	Revenues	% of Total Revenues
	(in thousands)
Revenues:
MRO Services	$12,831	77.1%	$11,068	76.5%	$37,877	69.0%	$32,510	80.5%
Parts services	3,813	22.9%	3,409	23.5%	17,022	31.0%	7,870	19.5%
Total revenues	$16,644	100.0%	$14,477	100.0%	$54,899	100.0%	$40,380	100.0%

The following table reflects the geographic breakdown of our revenues for each of the three and nine month periods ended September 30, 2007 and 2006:

	Three months ended September 30,				Nine months ended September 30,
	2007		2006		2007		2006
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	Revenues	% of Total Revenues	Revenues	% of Total Revenues
	(in thousands)
North America	$10,290	61.8%	$10,355	71.5%	$38,580	70.3%	$28,242	69.9%
Europe	4,608	27.7%	2,964	20.5%	11,540	21.0%	9,130	22.6%
Israel and other	1,052	6.3%	47	0.3%	3,143	5.7%	1,145	2.9%
Asia	694	4.2%	1,111	7.7%	1,636	3.0%	1,863	4.6%
Total	$16,644	100.0%	$14,477	100.0%	$54,899	100.0%	$40,380	100.0%

Our cost of revenues for MRO services consists of component and material costs, direct labor costs, shipping expenses, overhead related to manufacturing and depreciation of manufacturing equipment. Our cost of revenues for parts services consists primarily of the cost of the parts and shipping expenses. Our gross margin is affected by the proportion of our revenues generated from MRO services (including the sale of OEM products) and parts services. Our revenues from MRO services generally have higher gross margins than our parts services.

Selling and marketing expenses consist primarily of commission payments, compensation and related expenses of our sales teams, attendance at trade shows and advertising expenses and related costs for facilities and equipment.

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

Certain of our accounting policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management's subjective judgments are described below to facilitate better understanding of our business activities. We base our judgments on our experience and assumptions that we believe are reasonable and applicable under the circumstances.

Revenue Recognition

Revenues from the sale of our services and products are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, provided the collection of the resulting receivable is probable, the price is fixed or determinable and we no longer have any significant obligation with respect to such sale. We do not grant a right of return.

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

Goodwill, Other Intangible Assets and Long-Lived Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Of the $4.8 million of goodwill on our balance sheet as of September 30, 2007, approximately $4.3 million was a result of our acquisition of Piedmont. The identifiable intangible assets relating to the Piedmont acquisition, other than goodwill, included in our balance sheet are customer relationships and other intangible assets. The value we assigned to these intangible assets, using the income approach based on the present value of the cash flows attributable to each asset, was approximately $2.9 million. The amounts allocated to these intangible assets are being amortized on a straight-line basis over periods ranging from 0.3 to 10 years.

We review goodwill and other intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying value of the goodwill or the other intangible assets may be impaired. in which case we may obtain an appraisal from   an independent valuation firm to determine the amount of impairment, if any. In addition to the possible use of an independent valuation firm, we perform internal valuation analyses and consider other publicly available market information. We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. In the fourth quarter of fiscal 2006, we completed our annual impairment testing of goodwill using the methodology described in the notes to our consolidated financial statements, and determined there was no impairment of our goodwill. If actual results are not consistent with our assumptions and estimates, we may be exposed to a goodwill impairment charge.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the average cost and first-in, first-out (FIFO) methods. We write down obsolete or slow moving inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and sale forecasts. If actual market conditions are less favorable than we anticipate, additional inventory write-downs may be required.

Warranty Costs

We provide warranties for our products and services ranging from one to five years, which vary with respect to each contract and in accordance with the nature of each specific product. We estimate the costs that may be incurred under our warranty and record a liability in the amount of such costs at the time the product is shipped. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. As of September 30, 2007 and December 31, 2006, the aggregate amount of our warranty costs was not material.

Results of Operations

The following table sets forth our statements of operations as a percentage of revenues for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue:
MRO services	77.1%	76.5%	69.0%	80.5%
Parts services	22.9	23.5	31.0	19.5
Total revenue	100.0	100.0	100.0	100.0
Costs and operating expenses:
MRO services	56.1	54.5	47.8	59.5
Parts services	18.5	19.2	25.3	15.2
Selling and marketing	4.0	3.9	3.6	4.1
General and administrative	9.4	7.7	9.8	7.4
Amortization of intangibles	0.7	0.8	0.6	0.9
Operating income	11.3	13.9	12.9	12.9
Financial income (expense), net	0.5	(0.9)	(0.3)	(1.0)
Income taxes	2.8	4.8	4.6	4.4
Net income	9.0%	8.2%	8.0%	7.5%

In addition to revenues and the sources of our revenues, our management team views our gross profit margin and the level of inventory compared to revenues as the key performance indicators in assessing our company’s financial condition and results of operations. Our management team believes that the upward trend in our revenues is reflective of an industry-wide increase in demand for MRO services, and we currently expect that this trend will continue for the foreseeable future. While our management team believes that demand for parts services will also continue to grow, this segment is subject to a high degree of volatility because of the potential impact of large one time parts purchases.

 Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Revenues.  Total revenues increased by $2.2 million, or 15.0% to $16.6 million for the three months ended September 30, 2007 from $14.4 million for the three months ended September 30, 2006. The increase in revenues was primarily attributable to the growth in both MRO services revenues and parts services revenues.

Revenues from MRO services, including OEM sales, increased by $1.8 million, or 15.9% to $12.8 million for the three months ended September 30, 2007 from $11.1 million for the three months ended September 30, 2006. The organic growth in MRO services revenues for the three months ended September 30, 2007, is a result of increased sales to historical customers and, to a lesser degree, sales to new customers. OEM product sales increased by $601,000 or 100.3% to $1.2 million for the three months ended September 30, 2007 from $599,000 for the three months ended September 30, 2006, primarily as a result of additional sales to historical customers.

Parts services revenues increased by $400,000, or 11.9% to $3.8 million for the three months ended September 30, 2007 from $3.4 million for the three months ended September 30, 2006. The growth in parts sales is attributable to increased purchases by existing customers.

Cost of revenues.  Cost of revenues increased by $1.8 million, or 16.5% to $12.4 million for the three months ended September 30, 2007 from $10.7 million for the three months ended September 30, 2006. Contributing to the increase in cost of revenues for MRO services was an increase in the costs of parts used for this activity, higher wages paid to our plant workers in an effort to reduce turnover and to attract new employees, and the mix of MRO services during the quarter. Cost of revenues for parts services increased by $306,000, or 11.0% to $3.1 million for the three months ended September 30, 2007 from $2.8 million for the three months ended September 30, 2006, principally as a result of our increased parts revenues.

Selling and marketing expenses.  Selling and marketing expenses increased by $109,000 or 19.3% to $673,000 for the three months ended September 30, 2007 from $564,000 for the three months ended September 30, 2006. Our selling and marketing expenses as a percentage of revenues increased to 4.0% for the three months ended September 30, 2007, from 3.9% for the three months ended September 30, 2006. The increase in selling and marketing expenses is primarily attributable to increased commissions paid as a result of our increased revenues in 2007.

General and administrative expenses.  General and administrative expenses increased by $432,000, or 38.6% to $1.6 million for the three months ended September 30, 2007 from $1.1 million for the three months ended September 30, 2006. The increase in general and administrative expenses is primarily attributable to a bonus payment of $330,000 related to the success of our initial public offering and $170,000 of stock based compensation expense. General and administrative expenses as a percentage of revenues increased to 9.4% for the three months ended September 30, 2007 from 7.7% for the three months ended September 30, 2006, primarily as a result of the one time bonus payments and stock based compensation expenses.

Operating income .  Our operating income decreased by $135,000, or 6.7% to $1.9 million for the three months ended September 30, 2007 from $2.0 million for the three months ended September 30, 2006. The decrease is attributable primarily to an increase in general and administrative expenses. The operating income of our MRO services segment increased by $278,000, or 11.9% to $2.6 million for the three months ended September 30, 2007 from $2.3 million for the three months ended September 30, 2006. The increase is attributable primarily to increased revenues. The operating income of our parts services segment increased by approximately $87,000, or 20.4% to $513,000 for the three months ended September 30, 2007 from $ 426,000 for the three months ended September 30, 2006 as a result of increased parts revenues.

Interest income.  Interest income increased by $26,000 or 10.6% to $271,000 (of which $233,000 was tax-exempt interest income) for the three months ended September 30, 2007 from $245,000 for the three months ended September 30, 2006, principally as a result of an increase in the amount of funds held in interest bearing accounts and short auction rate tax exempt securities following our initial public offering. We expect that our interest income for the remainder of 2007 will increase as a result of the investment of a significant portion of the proceeds of our initial public offering in short term auction rate securities.

Interest expense.  Interest expense decreased by $194,000, or 52.1% to $178,000 for the three months ended September 30, 2007 from $372,000 for the three months ended September 30, 2006. The decrease in interest expense reflects our repayment of our outstanding indebtedness with a portion of the proceeds of our initial public offering. We do not expect to incur any material interest expenses for the remainder of 2007.

Income taxes.  Income taxes decreased by $158,000 or 22.7% to $538,000 for the three months ended September 30, 2007 from $696,000 for the three months ended September 30, 2006. The decrease in income tax expense is primarily attributable to our receipt of $233,000 of tax-exempt interest income on our short-term investments and our determination that our overall effective tax rate in 2007 will be less than we previously estimated . Our effective tax rate was 27.3% for the three months ended September 30, 2007 compared to 37.0% for the three months ended September 30, 2006. We expect that our effective annual tax rate will be approximately 36%.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Revenues.  Total revenues increased by $14.5 million, or 36.0% to $54.9 million for the nine months ended September 30, 2007 from $40.4 million for the nine months ended September 30, 2006. The increase in revenues was attributable to a $9.2 million increase in parts services revenues and a $5.4 million increase in MRO services revenues.

Revenues from MRO services, including OEM sales, increased by $5.4 million, or 16.5% to $37.8 million for the nine months ended September 30, 2007 from $32.5 million for the nine months ended September 30, 2006. The organic growth in MRO services revenues for the nine months ended September 30, 2007, is a result of increased sales to historical customers and, to a lesser degree, sales to new customers. OEM product sales increased by $ 1.7 million, or 77.3% to $3.9 million for the nine months ended September 30, 2007 from $2.2 million for the nine months ended September 30, 2006, primarily as a result of a large order from one customer.

Parts services revenues increased by $9.2 million, or 116.3% to $17.0 million for the nine months ended September 30, 2007 from $7.9 million for the nine months ended September 30, 2006. The growth in parts sales is attributable to increased purchases by both existing customers and new customers, including $4.0 million in purchases from a single customer in the nine months ended September 30, 2007, of which $3.6 million was recorded in the six months ended June 30, 2007.

Cost of revenues.  Cost of revenues increased by $9.9 million, or 33.0% to $40.1 million for the nine months ended September 30, 2007 from $30.2 million for the nine months ended September 30, 2006. Cost of revenues for MRO services increased by $2.2 million or 9.1% to $26.2 million for the nine months ended September 30, 2007 from $24.0 million for the nine months ended September 30, 2006, primarily as a result of the growth in MRO services revenue. Cost of revenues for parts services increased by $7.8 million, or 126.3% to $13.9 million for the nine months ended September 30, 2007 from $6.1 million for the nine months ended September 30, 2006, primarily as a result of our increased parts revenues.

Selling and marketing expenses.  Selling and marketing expenses increased by $318,000, or 19.2 % to $2.0 million for the nine months ended September 30, 2007 from $1.7 million for the nine months ended September 30, 2006. Our selling and marketing expenses as a percentage of revenues decreased to 3.6% for the nine months ended September 30, 2007, from 4.1% for the nine months ended September 30, 2006. The increase in selling and marketing expenses is primarily attributable to increased commissions paid as a result of our increased revenues in 2007,however this increase was not incremental to our increased sales.

General and administrative expenses.  General and administrative expenses increased by $2.4 million, or 80.0 % to $5.4 million for the nine months ended September 30, 2007 from $3.0 million for the nine months ended September 30, 2006. Among the factors causing the increase in general and administrative expenses were: bonus payments of $380,000 related to the success of our initial public offering, stock based compensation expenses of $170,000,increase in phantom option expenses of $325,000, and the increased scope of our operations. General and administrative expenses as a percentage of revenues increased to 9.8% for the nine months ended September 30, 2007 from 7.4% for the nine months ended September 30, 2006.

Operating income.  Our operating income increased by $1.8 million, or 35.3% to $ 7.1 million for the nine months ended September 30, 2007 from $ 5.2 million for the nine months ended September 30, 2006 . The operating income of our MRO services segment increased by $ 3.2 million, or 54.2 % to $9.1 million for the nine months ended September 30, 2007 from $5.9 million for the nine months ended September 30, 2006. The increase is attributable primarily to improved operating efficiencies and economies of scale. While operating income of our parts services segment increased by $1.3 million, or 117.9 % to $2.4 million for the nine months ended September 30, 2007 from $1.1 million for the nine months ended September 30, 2006, the operating margin for this segment increased to 14.0% for the nine months ended September 30, 2007 from 13.9% for the nine months ended September 30, 2006.

Interest income.  Interest income increased by $98,000 or 22.1% to $542,000 for the nine months ended September 30, 2007 from $444,000 for the nine months ended September 30, 2006, principally as a result of the increase in the amount of funds held in interest bearing investments following our initial public offering.

Interest expense.  Interest expense decreased by $137,000, or 16.0% to $719,000 for the nine months ended September 30, 2007 from $856,000 for the nine months ended September 30, 2006. The decrease in interest expense reflects our repayment of our outstanding indebtedness with a portion of the proceeds of our initial public offering. We do not expect to incur any material interest expenses for the remainder of 2007.

Income taxes.  Income taxes increased by $699,000, or 39.2% to $2.5 million for the nine months ended September 30, 2007 from $1.8 million for the nine months ended September 30, 2006, principally as a result of our increased profitability. Our effective tax rate was 36.0% for the nine months ended September 30, 2007 compared to 37.0 % for the nine months ended September 30, 2006.

Liquidity and Capital Resources

As of September 30, 2007, we had cash of $3.3 million, and short-term investments of $30.9 million, consisting primarily of auction rate tax exempt securities. Our total working capital was approximately $52.9 million. Our liquidity position resulted from the July 23, 2007, sale of 4,205,000 shares of common stock in our initial public offering from which we received net proceeds of approximately $42 million.

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

We used a portion of the proceeds of our initial public offering to repay the remaining $4 million that was outstanding under our loan from Bank Leumi USA and the $4 million that was outstanding under our loans from TAT Technologies.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2007	2006
	(in thousands)
Net cash provided by (used in) operating activities	($2,196)	$2,892
Net cash provided by (used in) investing activities	(32,309)	304
Net cash provided by (used in) financing activities	33,502	(3,000)
Net increase (decrease) in cash and cash equivalents	(1,003)	196
Cash and cash equivalents at beginning of period	4,309	2,259
Cash at end of period	$3,306	$2,455

Net cash used in operating activities was $2.2 million for the nine months ended September 30, 2007. This amount was primarily attributable to a $2.1 million increase in accounts receivable which grew in line with our revenue growth, a $1.8 million increase in inventories required to support the increase in MRO and parts services revenues, a $2.4 million decrease in accounts payable, and a $1.2 million decrease in amounts payable to TAT Technologies for the purchase of heat transfer components, offset in part by $4.5 million in net income and $796,000 of depreciation and amortization expenses.

Net cash used in investing activities was $32.3 million for the nine months ended September 30, 2007. We used approximately $30.9 million of the proceeds of initial public offering for the purchase of auction rate bonds and $1.4 million for the purchase of property and equipment, including a brazier oven and other production machinery.

Net cash provided by financing activities was $33.5 million for the nine months ended September 30, 2007. This amount was primarily attributable to the net proceeds of $41.2 million from our issuance of common stock in our initial public offering, offset in part by repayment of $4.0 million of short-term bank debt and the repayment of $4.0 million of long term debt owed to our parent company.

The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2007 and the effect we expect them to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less than Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$588	$171	$300	$117	$—
Deferred tax liability	436	—	—	—	436
Total	$1,024	$171	$300	$117	$436

As of September 30, 2007, our principal commitments consisted of obligations outstanding under operating leases and our deferred tax liability. All of our long-term debt was repaid subsequent to June 30, 2007 with a portion of the proceeds of our initial public offering. We currently do not have significant capital spending or purchase commitments. In the last three years, we have experienced substantial increases in our expenditures as a result of the growth in our operations and personnel. We intend to increase our expenditures in the future consistent with our anticipated growth. We anticipate that our cash resources will be used primarily to fund our operating activities, as well as for capital expenditures.

We expect that our capital expenditures for the remainder of 2007 will total $350,000, primarily for expanded capabilities and capacity for our MRO services. We expect that our cash flow from operations will be sufficient to fund these capital expenditures.

Over the next 12 months, we expect cash flows from our operating activities, along with our existing cash and cash equivalents and marketable securities, to be sufficient to fund our operations. We intend to assess the need for a long-term line of credit, but do not believe that the current lack of an external source of long-term liquidity will have a material adverse effect on our business or results of operations.

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

Off-balance sheet arrangements

As of September 30, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115" (SFAS No. 159). SFAS No. 159 establishes a fair value option permitting entities to elect the option to measure eligible financial instruments and certain other items at fair value on specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The fair value option may be applied on an instrument-by-instrument basis, with a few exceptions, is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as the beginning of the first fiscal year beginning after November 15, 2007, and should not be applied retrospectively to fiscal years beginning prior to the effective date. On the adoption date, an entity may elect the fair value option for eligible items existing at that date and the adjustment for the initial remeasurement of those items to fair value should be reported as a cumulative effect adjustment to the opening balance of retained earnings. We are currently assessing whether to apply the provisions of SFAS No. 159 to eligible financial instruments in place on the adoption date and the related impact on our financial statements.

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

Investment Risk

We repaid our outstanding debt of $8 million as of June 30, 2007that was due to our bank and parent company with a portion of the proceeds of our initial public offering. We invested the remaining net proceeds of the offering in auction rate securities that are tax exempt. Our results of operations and cash flows will be subject to fluctuations due to changes in the interest rates applicable to our investments. We do not presently intend to use interest rate derivative instruments to manage our exposure to interest rate changes.

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

PART II - OTHER INFORMATION:

Item 1.   Legal Proceedings

None

Item 1A.   Risk Factors

 Investing in our common stock involves a high degree of risk. You should consider carefully the risks described below, together with the financial and other information contained in this quarterly report, before you decide to invest in out . common stock. If any of the following risks actually occurs, our business, financial condition or results of operations would suffer. In that case, the trading price of our common stock would likely decline and you might lose all or part of your investment.

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

Because of the high degree of concentration in the airline industry, and the importance of a few large customers for our MRO services, our MRO business is exposed to a high degree of risk related to customer concentration. In the years ended December 31, 2005 and 2006 and the nine months ended September 30, 2007, our five largest MRO customers accounted for approximately 28.3%, 32.0% and 19.3%, respectively, of our MRO revenues. A loss of significant business from any of these customers would be harmful to our profitability.

A reduced demand for replacement parts by one or more of our significant parts services customers could significantly reduce our parts services revenues.

The profitability of our parts services business is driven by the needs of our customers whose demand for replacement parts is constantly fluctuating. Some of our customers may, from time to time, place single orders for a large amount of parts in conjunction with the overhaul of a significant portion of their active fleet. For example, in the nine months ended September 30, 2007, we received a substantial order from a single customer which accounted for $4.0 million of our revenues for the period. We do not expect the customer to place another order of similar size with us in the near future, if ever. As a result, this segment of our business is subject to a high degree of volatility due to the potential impact of large one-time parts purchases. A reduction in demand for parts by one or more of our significant clients would have an adverse affect on our operating results.

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

Approximately 15.8%, 9.1% and 6.7% of our revenues were related to MRO services provided to the U.S. government for the years ended December 31, 2005 and 2006 and for the nine months ended September 30, 2007, respectively. We are subject to risks particular to contracts with governmental authorities. These risks include the ability of the governmental authorities to unilaterally:

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

In the years ended December 31, 2005 and 2006 and the nine months ended September 30, 2007, approximately 36.3%, 27.1% and 29.7%, respectively, of our revenues were derived from providing services to clients located outside of the United States. This source of revenue is subject to various risks, including:

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

Risks Related to Our Separation from TAT Technologies

TAT Technologies and its parent control the majority of the voting power of our shares of common stock and therefore, investors will not be able to control the outcome of any shareholder vote. This concentration of ownership could adversely affect the trading price of our common stock.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On July 23, 2007, we completed an initial public offering of 5,060,000 shares of common stock at $11.00 per share though Oppenheimer & Co. and Stifel Nicolaus & Company. We sold a total of 4,025,000 shares of common stock and our parent, TAT Technologies Ltd., sold 855,000 shares of common stock we received net proceeds of approximately $42 million.

As of September  30, 2007 we used $8.0 million of the proceeds of our initial public offering to repay indebtedness to Bank Leumi and our parent company, and $1.4 million for the purchase of property and equipment. The remaining net proceeds have been maintained as cash and cash equivalents or invested in short-term investment-grade auction rate securities that are tax exempt.

As of September 30, 2007, no proceeds were used to make direct or indirect payments to any of our non-employee directors, to persons owning 10% or more of our common stock or to any of our affiliates, except with respect to the repayment of $4 million of indebtedness to our parent company.

There were no purchases of our securities by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) during the quarter ended September 30, 2007.

For more information on the use of proceeds from our initial public offering, see “Liquidity and Capital Resources” and notes to our financial statements included in this report on Form 10-Q.

Item 6.   Exhibits

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

Date: November 12, 2007