Form 10-K
period 2007-12-31
LIMCO-PIEDMONT INC
filed 2008-03-21
CIK 1395943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 001-33604

LIMCO-PIEDMONT INC.
(Exact name of Registrant as specified in its charter)

Delaware	73-1160278
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

918-445-4300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $ 0.01 par value per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of most recently completed second fiscal quarter: Not Applicable

        The number of the Registrant’s common shares (par value $.01 per share) outstanding as of March 19, 2008 was 13,205,000 shares.

Documents Incorporated by Reference:

Document	Part(s) Into Which Incorporated

Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, relating to the Registrant's Annual General Meeting of Shareholders scheduled to be held May 20, 2008 are incorporated by reference into Part III of this report. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this report.	Part III

i

PART I

        References in this Annual Report on Form 10-K to “the Company,” “our company,”” we,” “us,” and “our” refer to Limco-Piedmont Inc. and its subsidiaries, Limco-Airepair Inc., which we refer to as Limco, and Piedmont Aviation Components Services, LLC, which we refer to as Piedmont.

ITEM 1.	BUSINESS

General Development

        We were incorporated in Delaware on February 28, 2007 as a successor to Limco-Airepair, Inc., which was incorporated as an Oklahoma corporation in 1995 upon the merger of three aerospace companies that had been acquired by TAT Technologies Ltd., or TAT Technologies, from 1992 through 1995. Prior to the consolidation of Limco-Airepair, Inc. into our company, it transferred all of its assets and liabilities associated with its Oklahoma operations to our wholly-owned subsidiary, Limco-Airepair Inc., a newly formed Delaware corporation. In July 2005, we acquired Piedmont, a company certified by the FAA to perform maintenance, repair and overhaul services on APUs, propellers and landing gear. Our principal executive offices are located at 5304 S. Lawton Ave., Tulsa, Oklahoma, 74107, and our telephone number is (918) 445-4300. Our web address is www.limcopiedmont.com. The information contained on our website is not a part of this prospectus.

        We provide maintenance, repair and overhaul, or MRO, services and parts supply services to the aerospace industry. Our four Federal Aviation Administration, or FAA, certified repair stations provide aircraft component MRO services for airlines, air cargo carriers, maintenance service centers and the military. Two of these repair stations are located in Tulsa, Oklahoma, and the other two are located at our Kernersville and Winston-Salem, North Carolina facilities. In conjunction with our MRO services we are also an original equipment manufacturer, or OEM, of heat transfer equipment for airplane manufacturers and other selected related products. Our parts services division offers inventory management and parts services for commercial, regional and charter airlines and business aircraft owners. These represent our two business segments.

Business Strategy

        Our growth strategy is to:

—	Expand the scope of our MRO services. We intend to use our technical expertise, engineering resources and facilities to provide MRO services for additional types of aircraft and additional aircraft systems, subsystems and components and intend to devote additional financial resources to develop the required technical expertise to provide these additional MRO services.

—	Increase our international sales. As part of our efforts to achieve greater penetration in the international markets, we intend to expand our marketing presence in Western Europe, which is our second largest market, and we are searching for opportunities to substantially increase our presence in China and other East Asian nations, which are fast growing markets where we have had limited sales to date.

—	Selectively pursue acquisition opportunities. We believe that acquisition opportunities exist that will complement our MRO business. We will continue to pursue targeted complementary business acquisitions which will broaden the scope and depth of our MRO operations and increase our market share, although we have no present plans, proposals or arrangements with respect to any such acquisition.

—	Increase our cross-selling efforts. With our acquisition of Piedmont, we expanded our MRO services capabilities to include APUs, propellers and landing gear. The expansion of our MRO service offerings allows us to offer a more complete MRO service solution to our existing customer base. Consequently, we intend to increase our cross-selling efforts and offer the full range of our services to the historical customers of Limco and the new customers we obtained with the acquisition of Piedmont.

Overview

        We provide maintenance, repair and overhaul, or MRO, services and parts supply services to the aerospace industry. Our four FAA certified repair stations provide aircraft component MRO services for airlines, air cargo carriers, maintenance service centers and the military. We specialize in MRO services for components of aircraft, such as heat transfer components, auxiliary power units, or APUs, propellers, landing gear and pneumatic ducting. In conjunction with our MRO services we are also an original equipment manufacturer, or OEM, of heat transfer equipment for airplane manufacturers and other selected related products. Our parts services division offers inventory management and parts services for commercial, regional and charter airlines and business aircraft owners.

        MRO Services

        We provide services for the components segment of the MRO services market. Our MRO services segment includes the repair and overhaul of heat transfer components, APUs, propellers, landing gear and pneumatic ducting, among other components. Generally, manufacturer specifications, government regulations and military maintenance regimens require that aircraft components undergo MRO servicing at regular intervals or as necessary. Aircraft components typically require MRO services, including repairs and installation of replacement units, after three to five years of service or sooner if required. Aircraft manufacturers typically provide warranties on new aircraft and their components and subsystems, which may range from one to five years depending on the bargaining power of the purchaser. Warranty claims are generally the responsibility of the OEM during the warranty period. Our business opportunity usually begins upon the conclusion of the warranty period for these components and subsystems.

        We are licensed by Hamilton Sundstrand, a leading provider of aerospace products, to provide MRO services for all of their air-to-air heat transfer products and by Honeywell Aerospace, or Honeywell, a leading manufacturer of aerospace products and an aerospace services provider, to provide MRO services for three of their APU models. Our repair stations are certified by the FAA and the European Aviation Safety Agency, or EASA. In conjunction with our MRO services, we also manufacture heat transfer equipment used in commercial, regional, business and military aircraft, complete environmental control systems and cooling systems for electronics.

        Parts Services

        Our parts services division provides a number of services for commercial, regional and charter airlines and business aircraft owners, including inventory management and parts services. We presently assist several of these customers with their parts procurement needs by using our knowledge of the aircraft component industry to quickly acquire necessary aircraft components in a cost-effective manner. We have a knowledgeable and experienced staff of 10 customer service representatives and offer our customers 24 hour service and same day shipping. We currently supply parts to approximately 500 commercial, regional and charter airlines and business aircraft owners.

Industry Background

        Demand for MRO Services

        The demand for MRO services is driven by:

—	Size and age of the aircraft fleet: According to statistical information obtained from Jet Information Services, Inc. on April 13, 2007, approximately 74% of the current 18,287 commercial aircraft in the world fleet are over five years old. The world fleet is also expected to grow by 42% to 26,000 aircraft in 2015 despite the expected retirement of 2,500 aircraft over the same period according to AeroStrategy. In addition, according to AirFleets.net, a provider of aircraft data, as of April 2006, 16 of the top U.S. carriers operate a combined fleet of 3,685 aircraft with an average age of 10.3 years.

—	Aircraft utilization: Global air travel, as measured by revenue passenger miles, or RPMs, is expected to grow from 797 billion RPMs in 2006 to 990 billion RPMs in 2011, a compounded annual growth rate of 4.4% according to a report issued by the FAA on February 28, 2006.

—	Regulation by the FAA and other government authorities: The FAA mandates required regular inspection and maintenance of aircraft. No modification, service or repair can be made to any aircraft, nor can any parts be installed, inspected or certified, except by FAA certified repair facilities. European regulators have similar requirements.

        We believe that these trends will increase demand for MRO services, which are essential to the airlines’ efforts to reduce performance degradation, increase aircraft reliability and extend an aircraft’s operating life. The worldwide market for commercial component MRO services, which includes heat transfer components, APUs, propellers, landing gear and pneumatic ducting, as estimated by AeroStrategy, was approximately $8.2 billion in 2006. According to AeroStrategy, the worldwide MRO commercial component market is projected to grow at a compounded annual rate of 3.9% through 2015. AeroStrategy also projects that the commercial component MRO market in Asia (including the Middle East), which was approximately $2.2 billion in 2005, will grow at a compounded annual rate of 5.9% through 2015.

        Due to the increased maintenance costs of their aging fleets many carriers are aggressively seeking ways to reduce costs, minimize down-time, increase aircraft reliability and extend time between overhauls according to Overhaul & Maintenance in its March 2002 and December 2006 issues. One of the ways they are accomplishing these goals is through the outsourcing of more of their maintenance and support functions to reliable third parties. Based upon our experience in the industry, we also believe that commercial carriers who have made the decision to outsource their MRO requirements are searching for MRO service providers with a wide-range of service capabilities. These MRO service providers allow the carriers to concentrate their outsourcing of MRO services to a select group of third party providers.

        The global military aircraft fleet also presents similar opportunities for MRO service providers. According to AeroStrategy, the active military aircraft fleet was comprised of approximately 38,600 aircraft in 2006 and the global market for MRO services relating to military aircraft components is estimated to be approximately $9.2 billion. Recent military operations around the world has significantly increased usage of the global military aircraft fleet and, in correlation, resulted in a higher rate of maintenance activity. As a result, the global market for military aircraft MRO is expected to grow by approximately 2.0% per year through 2015. In addition, the U.S. Department of Defense procurement budget for military aircraft is expected to increase at an average annual growth rate of 7.9% from 2005 to 2010, according to the “National Defense Budget Estimates for FY 2006.” We believe that further increases in military spending, an aging military fleet and the increased use of upgrade programs aimed at extending the useful life of an aircraft will provide continued MRO growth opportunities.

        Parts Aftermarket

        The aftermarket for aerospace parts primarily relates to those parts needed for the scheduled and unscheduled maintenance, repair and modification of aircraft already in service. Aircraft operators generally keep an inventory of those parts needed for the scheduled and unscheduled maintenance, repair and modification of aircraft already in service. According to Overhaul & Maintenance in its March 2002 and December 2006 issues, as part of their cost cutting measures, air carriers are attempting to reduce their inventory of spare parts, consolidate their purchasing activity and reduce the number of suppliers with whom they do business.

Our Competitive Strengths

        We believe our key competitive advantages and strengths are:

—	We have long-standing relationships with our customers. We have developed long-standing relationships with major airlines, air cargo carriers, maintenance service centers, the U.S. military and aircraft manufacturers. Our MRO customers include Bell Helicopter, Fokker, Hamilton Sundstrand, KLM Royal Dutch Airlines NV, Lufthansa Technik AG, PACE Airlines, Piedmont Airlines and the U.S. Government. We are also an OEM supplier to major aerospace companies such as Bell Helicopter, Boeing McDonnell Douglas Aerospace, or Boeing, and Bombardier Inc.

—	Our experienced management team has a proven record of success. Under our management’s leadership, we improved efficiency while diversifying our revenue base and significantly improving the operating margins of our North Carolina facilities since their acquisition. For example, at December 31, 2004, Piedmont had 130 employees and for the year then ended it had revenues of approximately $27.4 million while at December 31, 2007, Piedmont had the same number of employees and for the year then ended it had revenues of approximately $48.6 million.

—	We have a broad range of MRO capabilities and repair licenses from OEMs within our specialties. We believe that our ability to provide a broad range of MRO services for multiple components is attractive to customers who are seeking to outsource their MRO requirements and concentrate their work among a small number of MRO providers. We also believe that our various OEM licenses to provide MRO services from such companies as Hamilton Sundstrand and Honeywell also provide us with a competitive advantage. We are a Hamilton Sundstrand licensed MRO service provider in North America for air-to-air heat transfer components and are one of only two licensed MRO service providers in the United States for three Honeywell APU models and anticipate receiving a license for an additional model in April 2008. Our repair stations in North Carolina and Oklahomaare AS 9001 certified, which means that they comply with the standard for quality management systems maintained by the International Standards Organization for manufacturing. We believe that our MRO services benefit from the knowledge and reputation we have gained from our OEM activities.

—	We have extensive engineering capabilities. We believe that our multi-disciplinary engineering capabilities and technical expertise in heat transfer components provides us with the resources to provide quick and efficient responses to our customers. In addition, our engineering team includes a Designated Engineer Representative, or DER, designated by the FAA to certify MRO services that differ from processes previously approved by the FAA. This allows us to shorten the long and complex FAA approval process, streamline the design and certification process and reduce costs. We believe that our OEM manufacturing capabilities benefit from the knowledge and experience we have gained from our MRO services.

MRO Services

        We specialize in the repair and overhaul of heat transfer components, APUs, propellers, landing gear and pneumatic ducting. Heat transfer components are devices that efficiently transfer heat from one fluid to another or from hot air to colder air in various cooling systems and are essential components of an aircraft. These components include heat exchangers, oil coolers, pre-coolers, re-heaters, condensers, water separators and evaporators. APUs are relatively small, self-contained generators used to start jet engines, usually with compressed air, and to provide electricity, hydraulic pressure and air conditioning while an aircraft is on the ground. In many aircraft, an APU can also provide electrical power in the air.

        We are continually increasing our MRO capabilities based upon market need or customer request. Our capabilities include, although are not limited to, components used in aircraft manufactured by the following aircraft manufacturers:

—	Airbus	—	Fokker

—	ATR	—	General Dynamics

—	Boeing	—	Gulfstream

—	Bombardier	—	Lockheed Martin

—	British Aerospace	—	Raytheon

—	Cessna	—	SAAB

—	Embraer	—	Shorts

—	Fairchild

        We perform our MRO services at our four repair stations in Oklahoma and North Carolina, all of which are AS9001 certified and licensed by the FAA and EASA to provide MRO services. Our Oklahoma facility provides MRO services for heat transfer components and pneumatic air-handling ducting. Our NorthCarolina facilities, which were recently ISO 9001 certified, provide MRO services for APUs, propellers and landing gear.

        Established in 1974, our Oklahoma facility provides testing, minor repair, overhaul, and remanufacturing for the following types of heat transfer components that are used in commercial and military aircraft:

—	heat exchangers

—	oil coolers

—	pre-coolers

—	re-heaters

—	condensers

—	evaporators

—	water separators

        We offer MRO services for heat transfer components to our customers on multiple levels. If the damage is significant, we will remanufacture the unit, which generally entails replacing the core matrix of the damaged or old heat transfer product in lieu of replacing the entire unit with a new one. We design and develop these customized remanufactured units as a cost effective alternative to new part replacement. In the event of less severe damage, we will either overhaul or repair the unit as necessary. Re-manufactured units carry warranties identical to those provided to new units.

        Our Oklahoma repair station also specializes in providing fast and efficient quality repair and overhaul of pneumatic air-handling ducting that is used in airframes, air conditioning systems, anti-icing systems, APUs, engines and exhaust systems. Our Kernersville, North Carolina facility specializes in providing MRO services for four APU models manufactured by Honeywell. APUs are self-contained units that are used in aircraft to start the main engines, usually with compressed air, and to provide electrical power, hydraulic pressure and air conditioning while the aircraft is waiting on the ground and during in-flight emergency situations.

        Our Winston-Salem, North Carolina facility specializes in providing MRO services for propellers manufactured by Hartzell Propeller Inc. and McCauley Propeller Systems, including their fixed pitch aluminum and composite material blades, and propellers manufactured by Hamilton Sundstrand and Dowty Rotol. In addition, our North Carolina facilities provide MRO services for landing gear for regional aircraft manufactured by Bombardier Canadair Regional Jet, ATR, British Aerospace Jet Stream and Bombardier Dash 8.

        In conjunction with our MRO services, we also act as an OEM manufacturer of precision parts for the aircraft, electronics, industrial, government and commercial markets. We manufacture heat transfer components used in commercial, regional, business and military aircraft, air conditioning systems, complete environmental control systems and cooling systems for electronics. We currently offer approximately 80 OEM parts to the aerospace industry. These parts are manufactured in compliance with all of the stringent quality assurance standards that apply to the manufacture of aircraft parts. Our quality systems are ISO 9001 certified and we have both Boeing quality systems approval D6-82479 and FAR 21.303 (the FAA standard for Parts Manufacturer Approval).

        We specialize in the design and manufacturing of highly efficient heat transfer components, which are designed to meet stringent constraints such as size, weight and applicable environmental conditions. These units include heat exchangers, oil coolers, pre-coolers, re-heaters, condensers, fuel heaters and evaporators. We manufacture heat transfer components from various metals, understanding that different environmental conditions may apply, such as combinations of very high pressures, shock and vibration levels, temperatures and shock loads. Our design and production lines incorporate the highest grades of various specialty metals able to withstand extreme environmental conditions.

OEM Authorizations and Licenses

        We believe that establishing and maintaining relationships with OEMs is an important factor in achieving sustainable success as an independent MRO service provider. OEMs grant participants in the overhaul and repair services market authorizations or licenses to perform repair and overhaul services on the equipment they manufacture. OEMs generally maintain tight controls in order to maintain high quality of service to their customers, and in certain cases, grant very few authorizations or licenses. Obtaining OEM authorizations requires sophisticated technological capabilities, experience-based industry knowledge and substantial capital investment. We believe that service providers that have received OEM authorizations and licenses gain a competitive advantage because they typically receive discounts on parts, technical information, OEM warranty support and use of the OEM name in marketing. We are an independent MRO service provider that is licensed by Hamilton Sundstrand, the largest heat transfer equipment manufacturer, for its air-to-air heat transfer equipment in North America and are one of only two North American companies licensed by Honeywell, the largest manufacturer of APUs, for three of its APU models. We are also the only licensed MRO service provider for TAT Technologies’ heat transfer equipment, and are a licensed MRO service provider for propellers manufactured by Hartzell Propeller Inc. and McCauley Propeller Systems.

        Each of the authorizations or licenses that we have with OEMs is in the form of a contractual arrangement. Some of these contracts require us to pay an authorization fee to the OEM and, in some cases, we are also required to pay annual authorization fees and royalties, or to fulfill other conditions set by the OEM. None of our material authorizations or licenses expires prior to 2009. Our OEM licenses from Hamilton Sundstrand will expire in May 2009 but may be extended through May 2013, and our OEM license from Honeywell will expire in June 2011.

Engineering Capabilities

        Our engineering department supports our OEM activity and also enhances our ability to provide our customers with high-end top quality MRO services. Our engineering department employs seven certified mechanical and aerospace engineers, including a Designated Engineering Representative, or DER, certified by the FAA. Our multi-disciplinary team of engineers specializes in heat transfer components and supports all processes of thermal and structural analysis, mechanical and metallurgical research and development for manufacturing design. All of our engineers have direct experience with aerospace component repair and have experience with the process of obtaining supplemental type certificates from the FAA and in obtaining FAA product manufacturing authorizations. Our onsite DER is certified by the FAA to approve the repair of engines, APUs, and mechanical systems and equipment, which enables us to respond quickly to our customers’ needs. Having a DER on staff allows us to enter the market for a particular type of service more quickly that those of our competitors who do not employ a DER. We work directly with the FAA Aircraft Certification Office in obtaining approvals on projects that are outside our DER’s authority.

        An example of the value provided by our engineering staff is the development of a remanufacturing process which is based on replacing the failed core material (known as the core matrix) of heat transfer components with a new core. This process enables us to provide overhauled units to our customers for significantly less than the cost of a new unit.

        We believe that our engineering staff provides us with the ability to support our OEM customers with innovative and efficient products while maintaining short product development cycles, high quality design and competitive pricing.

Parts Services

        Our parts services division provides a number of services for commercial, regional and charter airlines and business aircraft owners, including inventory management and parts services. We assist these customers with their parts procurement needs by using our knowledge of the aircraft component industry to quickly acquire necessary aircraft components in a cost-effective manner. We have a knowledgeable and experienced staff of 10 customer service representatives and offer our customers 24 hour service and same day shipping.

        We currently supply parts to approximately 500 commercial, regional and charter airlines and business aircraft owners. For these customers, we purchase parts against orders and resell at a margin. We also maintain a small inventory of commonly-replaced parts to improve our response time on orders. As our customers’ aircraft fleets go through their repair cycles, their parts requirements change from one year to the other.

        Our parts services division specializes in Honeywell’s 85 and 36 series APU models, Honeywell line replacement units, Hartzell propellers, McCauley propellers, APPH landing gear, and Embraer, Raytheon, Purolator-Facet, Messier Dowty, Boeing, PM Research and BP Oil parts.

        We believe that the growth of our parts services division is attributable to our access to the large inventory of component parts we maintain for our MRO services, our favorable pricing for parts purchased pursuant to licenses with OEMs and from our reputation for good and prompt service. We also benefit from the purchasing power we have gained as a result of the large number of parts we purchase for our MRO services. We are continuing our efforts to increase our recognition in the market by attendance at tradeshows, industry advertising and promoting our website.

Customers

        MRO Customers. We currently service approximately 150 MRO customers, including major domestic and international airlines, air cargo carriers, maintenance service centers and the military. Our ten largest customers accounted for approximately 38% of our consolidated 2007 and 2006 sales. No customer accounted for more than 10% of our total sales in these periods.

        Our aerospace OEM customers include over 30 commercial and military aircraft manufacturers and defense contractors and the U.S. government. Our customers include, Boeing, Bell, Bombardier and Raytheon. We are not a party to any OEM manufacturing contracts, and act solely upon orders received from our customers.

        Parts Services Customers. We are not a party to any parts services contracts, and purchase parts against orders received from our customers. Our five largest parts services customers accounted for approximately 65% and 75% of our parts services sales in 2007 and 2006, respectively.

Military Contracts

        For the year ended December 31, 2007 sales generated from contracts with the U.S. government or subcontracts with primary contractors decreased by $1.2 million to $5.1 million from $6.3 million for the year ended December 31, 2006. Many of our contracts are competitively bid and awarded on the basis of technical merit, personnel qualifications, experience and price. We also receive some contract awards involving special technical capabilities on a negotiated, noncompetitive basis due to our technical capabilities.

        We provide products under U.S. government contracts that usually require performance over a period of several months to five years. Long-term contracts may be conditioned upon continued availability of congressional appropriations. Variances between anticipated budget and congressional appropriations may result in a delay, reduction or termination of these contracts. Contractors often experience revenue uncertainties with respect to available contract funding during the first quarter of the U.S. government’s fiscal year beginning October 1, until differences between budget requests and appropriations are resolved.

        The vast majority of our federal government contracts are fixed-price contracts. Under these contracts we agree to perform specific work for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. Our allowable federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency. Audits may result in non-reimbursement of some contract costs and fees. While the government reserves the right to conduct further audits, audits conducted for periods through fiscal year 2006 have resulted in no material cost recovery disallowances for us.

        Some of our federal government contracts contain options that are exercisable at the discretion of the customer. An option may extend the period of performance for one or more years for additional consideration on terms and conditions similar to those contained in the original contract. An option may also increase the level of effort and assign new tasks to us. In our experience, these options are typically exercised.

        Our eligibility to perform under our federal government contracts requires us to maintain adequate security measures. We have implemented security procedures that we believe adequately satisfy the requirements of our federal government contracts. As of the date of this prospectus we are not aware of a breach of these security procedures.

Sales and Marketing

        We market our MRO services through our ten person marketing and customer service staff and a network of ten independent representatives who are compensated solely by commissions. Our representatives are strategically located near key customer sites in Europe, Asia, the Middle East and South America. We added three additional marketing persons to our marketing and customer service staff in 2007.

        Our marketing activities also include attending exhibitions, trade shows and professional conferences, organizing seminars, direct mailing of advertisements and technical brochures to current and potential customers, and advertising in technical publications which target heat transfer products and related markets. We are in regular contact with engineering and procurement personnel and program managers of existing and target customers to identify new programs and needs for our products, obtain requests for quotations and identify new product opportunities.

        Our parts services division employs ten persons in its customer service staff. These individuals are responsible for handling orders and contacting target customers and are available to our clients 24 hours a day, seven days a week.

Competitive Environment

        MRO Services

        The market for MRO services is highly competitive. Competition in this market is based on quality, price, and the ability to provide a broad range of services and to perform repairs and overhauls rapidly. Our primary MRO services competitors are the service divisions of OEMs, the in-house maintenance services of a number of commercial airlines and other independent service providers. For heat transfer component MRO services our major competitors are the LORI Heat Transfer Center of Honeywell and SECAN-Honeywell (France). For APU, propeller and landing gear MRO services our major competitors are Standard Aero Group Inc., Aerotech International Inc., Honeywell, Alameda Aerospace, JetSet Aerospace LLC, Messier-Dowty Aerospace (MD), AAR Corp., Hawker Pacific, APRO, Aircraft Propeller Service Inc., Pacific Propeller International LLC and H&H Propeller. For our OEM heat transfer equipment, our major competitors are other OEMs who manufacture heat transfer equipment, including the Hughes-Treitler division of Ametek Inc., Lytron Inc., Hamilton Sundstrand and Honeywell.

        A number of our competitors have inherent competitive advantages. For example, we compete with the service divisions of large OEMs who in some cases have design authority with respect to their OEM products and are able to derive significant brand recognition from their OEM manufacturing activities. We also compete with the in-house service divisions of large commercial airlines and there is a strong incentive for an airline to fullyutilize the services of its maintenance employees and facilities. Further, our competitors may have additional competitive advantages, such as:

—	the ability to adapt more quickly to changes in customer requirements and industry conditions or trends;

—	greater access to capital;

—	stronger relationships with customers and suppliers;

—	better name recognition; and

—	access to superior technology and marketing resources.

        Parts Services

        The parts services industry is highly competitive and fragmented. Competition in this markets is based on price, quality and service. Competitors in this segment include OEMs, the service divisions of large commercial airlines and other independent suppliers and distributors of parts.

Spare Parts and Raw Materials

        We depend on a number of OEMs for spare parts for our MRO operations and our parts services business. Our authorizations from OEMs often require that we purchase component parts that are needed for our MRO services from them or their designated distributors. We made 16.2% and 20.0% of our parts purchases from Honeywell, 10.4% and 11.4% of our parts purchases from TAT Technologies, and 4.0% and 9.4% of our parts purchases from Hamilton Sundstrand in 2007 and 2006, respectively. We have an agreement with Honeywell under which Honeywell has agreed to sell us certain of their parts at a discount for a period of five years, ending May 31, 2011. In addition we have entered into an agreement with TAT Technologies pursuant to which it has agreed to sell us its heat transfer equipment for a period of ten years, ending March 2017.

        In the year ended December 31, 2007, we purchased $7.9 million of parts from Honeywell, $2.0 million of parts from Hamilton Sundstrand and $5.0 million of parts from TAT Technologies. The loss of any of these key suppliers or an unfavorable modification of any of our agreements with such suppliers could have a material adverse effect on our business. We have at times experienced delays in receiving parts from our key suppliers, and any significant future delays could have a material adverse effect on our business and results of operations. If we had to develop alternative sources of supply, our ability to supply parts to our customers when needed could be impaired, business could be lost and margins could be reduced in both our MRO services and parts services segments.

        We select our suppliers primarily based on their ability to ensure that their parts are serviceable and traceable to OEM-approved sources, their delivery performance and their ability to help us reduce our total cost of procuring those parts. For quality control, cost and efficiency reasons, we generally purchase supplies only from vendors with whom we have ongoing relationships or who our customers have previously approved. We have qualified second sources or have identified alternate sources for many of our parts services needs.

        The raw materials used in our manufacturing programs are generally readily available metals and alloys. We have not had any difficulty in obtaining such materials in the past.

Government Regulations

        Aerospace and Safety Regulations

        The commercial aerospace industry is highly regulated by the FAA in the United States, EASA in Europe, the Civil Aviation Authority in England and other governmental authorities elsewhere in the world, while the military aerospace industry is governed by military quality specifications established by the U.S. Department of Defense for the manufacturing and repair industries and ISO-9001. We are required to be certified by one or more of these entities and, in some cases, by individual OEMs. We must also satisfy the requirements of our customers, including OEMs and airlines, that are subject to FAA regulations, and provide these customers with products that comply with the government regulations applicable to commercial flight operations. We currently satisfy or exceed these FAA maintenance standards in our repair and overhaul activities. We maintain four repair stations approved by the FAA, two in Oklahoma and two in North Carolina.

        Our operations are also subject to a variety of worker and community safety laws including The Occupational Safety and Health Act of 1970, known as OSHA, which mandates general requirements for safe workplaces for all employees. In addition, OSHA provides special procedures and measures for the handling of certain hazardous and toxic substances. We believe that our operations are in material compliance with OSHA’s health and safety requirements.

        We believe that we are in material compliance with the governmental regulations affecting the aerospace and defense industry.

        Environmental Matters

        Our operations are subject to a number of federal, state and local environmental laws in the United States, and to regulation by government agencies, including the U.S. Environmental Protection Agency. Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of pollutants and hazardous substances. These authorities may require us to initiate actions to remediate the effects of hazardous substances which may be or have been released into the environment, and require us to obtain and maintain permits in connection with our operations. This extensive regulatory framework imposes significant compliance burdens and risks.

        Although we seek to maintain our operations and facilities in compliance with applicable environmental laws, there can be no assurance that we have no violations, or that changes in such laws, regulations or interpretations of such laws or in the nature of our operations will not require us to make significant additional expenditures to ensure compliance in the future. Currently, we do not believe that we will have to make material capital expenditures for our operations to comply with environmental laws or regulations, or to incur material costs for environmental remediation during the 2008 fiscal year.

        We have received no third party environmental claims relating to the our facilities, and we believe that we have all material licenses and certifications that are required in the jurisdictions in which we operate.

Employees

        As of December 31, 2007, we had a total of 296 full-time employees, of which 229 were employed in MRO services and OEM manufacturing, 13 were employed in parts services and the remaining 54 were employed in administrative, sales and marketing positions. We have no collective bargaining agreements with our employees and believe that our relationship with our employees is good.

Where You Can Find More Information

        Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, are available free of charge through the investor information pages of its website, located at www.flagstonere.bm. Alternatively, the public may read or copy the our filings with the Securities and Exchange Commission (SEC) at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http:// www.sec.gov ).

ITEM 1A.	RISK FACTORS

        Investing in our common stock involves a high degree of risk. You should consider carefully the risks described below, together with the financial and other information contained in this prospectus, before you decide to invest in our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations would suffer. In that case, the trading price of our common stock would likely decline and you might lose all or part of your investment.

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

        Further, our competitors may have additional competitive advantages, such as:

—	the ability to adapt more quickly to changes in customer requirements and industry conditions or trends;

—	greater access to capital;

—	stronger relationships with customers and suppliers;

—	greater name recognition; and

—	access to superior technology and marketing resources.

        If we are unable to overcome these competitive disadvantages, our business, financial condition and results of operations would be adversely affected.

The loss of a significant MRO services customer would reduce demand for our services and our sales.

        Because of the high degree of concentration in the airline industry, and the importance of a few large customers for our MRO services, our MRO business is exposed to a high degree of risk related to customer concentration. In the years ended December 31, 2007 and 2006, our five largest MRO customers accounted for approximately 28.0% and 32.0%, respectively, of our MRO revenues. A loss of significant business from any of these customers would be harmful to our profitability.

Our revenue is subject to a high degree of volatility and a reduction in demand will have an adverse affect on our operative results.

        The profitability of our parts services business is driven by the needs of our customers whose demand for replacement parts is constantly fluctuating. Some of our customers may, from time to time, place single orders for a large amount of parts in conjunction with the overhaul of a significant portion of their active fleet. This segment of our business is subject to a high degree of volatility due to the potential impact of large one-time parts purchases. For example, in the four fiscal quarters ended December 31, 2007, our revenues from parts services were $7.8 million, $5.4 million, $3.8 million and $3.3 million, for the first, second, third and fourth quarters, respectively. A reduction in demand for parts by one or more of our significant clients would have an adverse affect on our operating results.

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

        Approximately 7.3% and 7.0% of our revenues were related to MRO services provided to the U.S. government for the years ended December 31, 2007 and 2006. We are subject to risks particular to contracts with governmental authorities. These risks include the ability of the governmental authorities to unilaterally:

—	suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;

—	terminate existing contracts, with or without cause, at any time;

—	reduce the value of existing contracts;

—	audit our contract-related costs and fees, including allocated indirect costs; and

—	control or potentially prohibit the export of our products.

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

        In the years ended December 31, 2007 and 2006, approximately 30.3% and 27.1%, respectively, of our revenues were derived from providing services to clients located outside of the United States. This source of revenue is subject to various risks, including:

—	governmental embargoes or foreign trade restrictions;

—	changes in U.S. and foreign governmental regulations;

—	changes in foreign exchange rates;

—	tariffs;

—	other trade barriers;

—	political, economic and social instability; and

—	difficulties in accounts receivable collections.

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

        We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide MRO services and to manufacture and deliver OEM products promptly upon receipt of orders and to provide prompt and efficient service to our customers. As a result, any disruption of our day-today operations could have a material adverse effect on our business, customer relations and profitability. We rely on our Tulsa, Oklahoma and Kernersville and Winston-Salem, North Carolina facilities for the provision of our MRO services, the production of our OEM products and the provision of our parts services. A fire, flood, earthquake or other disaster or condition that significantly damaged or destroyed any of these facilities would have a material adverse effect on our operations.

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

Risks Related to Establishing Our Company as Separate from TAT Technologies

TAT Technologies and its parent control the majority of the voting power of our shares of common stock and as a result investors will be unable to control the outcome of any shareholder vote. This concentration of ownership could adversely affect the trading price of our stock.

        TAT Technologies owns approximately 61.7% of our outstanding shares of common stock. As a result, TAT Technologies and its parent, Ishal Amelet Investments (1995) Ltd., or Ishal Amelet, a company controlled by Kaman Holdings Ltd. are able to exercise considerable influence over our operations and business strategy and control the outcome of all matters involving shareholder approval.

        For so long as TAT Technologies owns more than 50% of our shares of common stock, it, and Ishal Amelet Investments indirectly, will have the power to approve all matters requiring approval of common shareholders, including the election of all members of our board of directors, appointing management. TAT Technologies will also exercise a controlling influence over our business and affairs, any determinations with respect to mergers or other business combinations involving us, including our acquisition or disposition of assets, and other aspects of our business and affairs. The directors elected by TAT Technologies will have the ability to control decisions affecting our capital structure, including issuing additional capital stock, establishing stock purchase programs and declaring dividends. So long as TAT Technologies remains a significant shareholder, this concentration of stock ownership may have the effect of delaying, preventing or deterring a change in control of our company, which could deprive other shareholders of an opportunity to receive a premium over the then-prevailing market price for their common stock as part of a transaction such as a proxy contest, tender offer, merger or other purchase of common stock. In addition, this concentration of stock ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning stock in a company with a significant shareholder.

        The interests of TAT Technologies may differ from the interests of our other shareholders. For example, TAT Technologies could oppose a third party offer to acquire us that other shareholders might consider attractive, and the third party may not be able or willing to proceed unless TAT Technologies supports the offer. In addition, if our board of directors supports a transaction requiring an amendment to our certificate of incorporation, TAT Technologies will continue to be in a position to defeat any required shareholder approval of the proposed amendment. If our board of directors supports an acquisition of us by means of a merger or a similar transaction, the vote of TAT Technologies alone will be sufficient to approve or block the transaction under Delaware law. In each of these cases and in similar situations, our other shareholders may disagree with TAT Technologies as to whether the action opposed or supported by TAT Technologies is in the best interests of our shareholders.

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

Our historical financial information prior to July 2007 may not be representative of the results we would have achieved as a separate stand-alone company and may not be a reliable indicator of our future results.

        Our historical financial information prior to July 2007, that is included in this annual report reflects our operation as a wholly-owned subsidiary of TAT Technologies prior to our initial public offering in July 2007 and the consolidation of the operations of Piedmont since its acquisition in July 2005. Therefore, our historical financial information may not reflect what our financial condition, results of operations or cash flows would have been had we been an independent company during the periods presented or what our results will be in the future. This is primarily a result of the following factors:

—	we cannot expect TAT Technologies to provide financial support in the future;

—	our historical financial results do not reflect any of the costs and expenses associated with our being a public company;

—	our historical financial results do not reflect the operations of Piedmont prior to July 1, 2005; and

—	our historical financial results reflect the payment of management fees to TAT Technologies through December 31, 2006. We ceased paying such fees as of December 31, 2006.

Conflicts of interest may arise between TAT Technologies and us that could be resolved in a manner unfavorable to us.

        Conflicts of interest may arise between TAT Technologies and us in a number of areas relating to our ongoing relationships. At present four of TAT Technologies’ directors and employees serve as directors of our company, and, while there are no present plans for Shaul Menachem to leave the employ of our company, TAT Technologies has agreed to employ Mr. Menachem upon the conclusion of his employment with our company. Areas in which conflicts of interest between TAT Technologies and us could arise include, but are not limited to, the following:

—	Cross directorships, employment and share ownership. The ongoing relationships of certain of our directors and executive officers with TAT Technologies and/or their interests in the ordinary shares of TAT Technologies could create, or appear to create, conflicts of interest when directors and executive officers are faced with decisions that could have different implications for the two companies. For example, these decisions could relate to disagreements over the desirability of a potential acquisition opportunity, or a change in dividend policy.

—	Intercompany transactions. We expect to continue to enter into transactions with TAT Technologies as part of our day-to-day business activities. Although the terms of any such transactions will be established based upon negotiations between employees of TAT Technologies and us, subject to the approval of the independent directors on our board or a committee of disinterested directors, there can be no assurance that the terms of any such transactions will be as favorable to us as may otherwise be obtained in arm’slength negotiations with unaffiliated third parties.

—	Intercompany agreements. We have entered into agreements with TAT Technologies pursuant to which it provides us with heat transfer components and engineering support for our MRO operations with respect to such components. We have also agreed with TAT Technologies that we will not, except in certain limited circumstances, compete with each other in the sale of OEM heat transfer components and the provision of MRO services for heat transfer components. The terms of these agreements were established while we were a wholly-owned subsidiary of TAT Technologies and were approved by the independent directors of our board. We have also entered into a registration rights agreement with TAT Technologies concerning the registration for resale of our common stock by them. Conflicts could arise in the interpretation or any extension or renegotiation of these existing agreements.

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

        Section 404 of the Sarbanes-Oxley Act requires us to comprehensively evaluate our internal controls over financial reporting. To comply with this statute, we are required to document and test our internal control procedures annually; our management is required to assess and issue a report concerning our internal controls over financial reporting annually. In the future, our independent auditors will be required to issue an opinion on our internal controls over financial reporting. As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that materially affect, or are reasonably likely to materially affect, internal controls over financial reporting. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

We do not anticipate paying dividends on shares of our common stock.

        We do not expect to pay cash dividends on our shares of common stock in the foreseeable future. The declaration of dividends is subject to the discretion of our board of directors and will depend on various factors, including our operating results, future earnings, capital requirements, financial condition, future prospects and any other factors deemed relevant by our board of directors. You should not rely on an investment in our company if you require dividend income from your investment in our company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.	PROPERTIES

        We own and operate a 55,000 square foot manufacturing plant in Tulsa, Oklahoma which supports both our OEM business and our aftermarket heat transfer component repair station. This facility also houses our administration, engineering, quality control and support services. We also lease an additional 9,000 square foot repair station adjacent to our Tulsa manufacturing plant to support the growth of our heat transfer component and pneumatic ducting MRO services. This five-year lease agreement, which expires on September 1, 2011, provides for one renewal option for a five year term. For the initial five year term, the annual rent is $43,200 per year and increases to $45,600 per year for the two year period ending September 1, 2011. If our renewal option is exercised, the annual rent for that five year term would be $27,600 per year plus the increase in the consumer price index as compared to September 1, 2006.

        We lease approximately 56,000 square feet space for our facility in Kernersville, North Carolina. In 2007, the annual rental expense for this property was $69,060. The lease, which expires on November 1, 2011, provides for two renewal options, each for a five year term. In addition, we also lease approximately 31,000 square feet space for our facility in Winston Salem, North Carolina. The lease, which provides for an annual rental expense of $6,000, expires on November 1, 2009, and we expect a significant increase in the rental expense for this facility, since the current annual rent is significantly below market price. We do not believe that such an increase will be material to us.

ITEM 3.	LEGAL PROCEEDINGS

        We are not presently involved in any material legal proceedings. However, during the ordinary course of business, we are, from time to time, threatened with, or may become a party to, legal actions and other proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of shareholders of our company during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our shares of the Common Stock began trading on the NASDAQ Global Market under the symbol “LIMC” on July 19, 2007. The following table presents the quarterly high and low sales prices of the common stock in 2007 as reported for the NASDAQ Global Market:

	2007
	High	Low

Third quarter (commencing July 19, 2007)	$13.88	$11.10
Fourth quarter	15.90	11.50

        At March 19, 2008, the number of record holders of common stock of our company was approximately two.

        During the fourth quarter of 2007, no purchases of our company’s shares of common stock were made by or on behalf of our company or any affiliated person.

Use of Proceeds

        We sold 4,205,000 of our shares of common stock in our initial public offering on July 19, 2007. The aggregate offering price of the shares sold was $46.3 million. The total expenses of the offering were approximately $4.8 million. None of such expenses were paid directly or indirectly to directors, officers, persons owning 10% or more of any class of equity securities of our company or to our affiliates. The net public offering proceeds to us, after deducting the total expenses were approximately $41.5 million Such proceeds haves been used to repay approximately $4.0 million in debt owed to TAT Technologies and $4.0 million in debt owed to Bank Leumi USA, and $2.9 million was used for the purchase of capital equipment. The remaining proceeds have been invested in cash, cash equivalents and short term investments. As of December 31, 2007, we had $5.0 million in cash and cash equivalents and $28.8 million in short term investments.

ITEM 6.	SELECTED FINANCIAL DATA

        You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The historical financial information may not be indicative of our future performance and does not reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands except share and per share data)

Consolidated Statements of Operations Data:
Revenues:
MRO services	$49,392	$43,824	$27,601	$13,874	$12,494
Parts services	20,384	15,197	4,055	231	-

Total revenues	69,776	59,021	31,656	14,105	12,494

Cost of revenues:
Cost of MRO services	35,205	32,214	21,458	10,353	8,990
Cost of parts services	16,603	12,834	2,812	162	-
Selling and marketing expenses	2,613	2,276	1,359	742	740
General and administrative expenses	6,981	3,896	2,567	1,442	1,214
Amortization of intangibles	474	478	237	-	-

Operating income	7,900	7,323	3,223	1,406	1,550
Other income (expense):
Interest income	897	166	145	122	122
Interest expense	(732)	(637)	(357)	-	-

Total other income (expense)	165	(471)	(212)	122	122

Income before taxes	8,065	6,852	3,011	1,528	1,672
Income taxes	2,871	2,523	1,074	556	571

Net income	$5,194	$4,329	$1,937	$972	$1,101

Basic net earnings
per share	$0.48	$0.48	$0.22	$0.11	$0.12

Diluted net earnings
per share	$0.47	$0.48	$0.22	$0.11	$0.12

Weighted average number of shares used in computing
basic net income per share	10,934,000	9,000,000	9,000,000	9,000,000	9,000,000

Weighted average number of shares used in computing
diluted net income per share	10,962,000	9,000,000	9,000,000	9,000,000	9,000,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion of our results of operations should be read together with our consolidated financial statements and the related notes included elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our current plans, estimates and beliefs and involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Background

        Prior to our initial public offering on July 18, 2007, we operated as a wholly-owned subsidiary of TAT Technologies. We were incorporated in Delaware on February 28, 2007 as a successor to Limco-Airepair, Inc., which was incorporated as an Oklahoma corporation in 1995 upon the merger of three aerospace companies that had been acquired by TAT Technologies from 1992 through 1995. Prior to the consolidation of Limco-Airepair, Inc. into our company, it transferred all of its assets and liabilities associated with its Oklahoma operations to our wholly-owned subsidiary, Limco-Airepair Inc., a newly formed Delaware corporation.

        Prior to our acquisition of Piedmont in July 2005, our business was focused on providing MRO services for heat transfer components. With the acquisition of Piedmont, we expanded the scope of our MRO services to also include APUs, propellers and landing gear and added our parts services business.

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

        After our acquisition of Piedmont, we initiated a broad cost-cutting initiative, which included the consolidation of five business groups within Piedmont into three business groups which allowed us to reduce the number of Piedmont employees by 12% and to permit the lease of a Piedmont facility to lapse, reducing the number of facilities being utilized by Piedmont from three to two. In 2006, we also replaced $8.7 million of indebtedness bearing interest at an average rate of 8.6% with new debt bearing interest at an average rate of 6.3% as of June 30, 2005. We believe that these actions resulted in savings of approximately $2 million to our company on an annual basis.

        Our consolidated financial statements have been prepared on the historical cost basis and present our financial position, results of operations and cash flows as derived from TAT Technologies’ historical financial statements. TAT Technologies has historically provided us with certain services including general and administrative services for employee benefit programs, insurance, legal, treasury and tax compliance. The financial information included in our financial statements does not necessarily reflect what our financial position and results of operations would have been had we operated as a stand-alone entity during the periods covered, and may not be indicative of our future operations or financial position.

Overview

        We provide a variety of services and products to the aerospace industry. We operate four FAA certified repair stations, which provide aircraft component MRO services for airlines, air cargo carriers, maintenance service centers and the military. In conjunction with our MRO services, we also manufacture related OEM components for airplane manufacturers and other environmental control and cooling systems. Our parts services division offers parts services for commercial, regional and charter airlines and business aircraft owners.

Sources of Revenues

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

        The pricing terms under our MRO contracts vary depending on the type of contract and its specific terms. Generally the types of contracts that we enter into are as follows:

—	time and material contracts, in which we charge our customer a price based on the specific work to be performed;

—	fixed price per maintenance or service event contracts, in which pre-negotiated fixed prices are charged for specific repair and overhaul or redesign services; and

—	fixed price per component hour (or in the case of landing gear, the number of landing cycles) contracts in which pre-negotiated fixed prices are charged for any and all repair and overhaul service requirements during the term of the contract.

        Our parts services division provides inventory management and parts services for commercial, regional and charter airlines and business aircraft owners. We also maintain a small inventory of parts for resale.

        Our management believes that our revenues, sources of revenues and gross profit are among the key performance indicators for our business. Our revenues from our two principal lines of business for the three years ended December 31, 2007 were as follows:

	2007		2006		2005(1)
	Revenues	% of total Revenues	Revenues	% of total Revenues	Revenues	% of total Revenues
	(in thousands)

Revenues:
MRO services	$49,392	70.8%	$43,824	74.3%	$27,601	87.2%
Parts services (2)	20,384	29.2%	15,197	25.7%	4,055	12.8%

Total revenues	$69,776	100.0%	$59,021	100.0%	$31,656	100.0%

(1) Includes the operations of Piedmont since its acquisition in July 2005.
(2) Prior to the acquisition of Piedmont in July 2005 parts services revenues were an incidental part of our business.

        The following table reflects the geographic breakdown of our revenues for each of the three years ended December 31, 2006:

	2007		2006		2005
	Revenues	% of total Revenues	Revenues	% of total Revenues	Revenues	% of total Revenues
	(in thousands)

North America	$48,632	69.7%	$43,043	72.9%	$20,154	63.7%
Europe	14,895	21.3%	12,401	21.0%	7,436	23.5%
Israel and other	3,805	5.5%	1,614	2.7%	3,025	9.5%
Asia	2,444	3.5%	1,963	3.4%	1,041	3.3%

Total	$69,776	100.0%	$59,021	100.0%	$31,656	100.0%

Costs and Expenses

        Cost of revenues. Our cost of revenues for MRO services consists of component and material costs, direct labor costs, shipping expenses, overhead related to manufacturing and depreciation of manufacturing equipment. Our cost of revenues for parts services consists primarily of the cost of the parts and shipping expenses.

        Our gross margin is affected by the proportion of our revenues generated from MRO services (including the sale of OEM products) and parts services. Our revenues from MRO services generally have higher gross margins than our parts services.

        Selling and marketing expenses. Selling and marketing expenses consist primarily of commission payments, compensation and related expenses of our sales teams, attendance at trade shows and advertising expenses and related costs for facilities and equipment.

        General and administrative expenses. General and administrative expenses consist of compensation and related expenses for executive, finance, legal and administrative personnel, professional fees and other general corporate expenses and related costs for facilities and equipment.

        Other income (expense). Other income (expense) consists of our interest income and interest expense. Our interest expense relates to the interest paid to Bank Leumi USA and TAT Technologies for loans incurred in connection with the acquisition of Piedmont in July 2005. We initially incurred $12.0 million in loans for the acquisition and repaid the remaining balance of these loans with the proceeds of our initial public offering.

        Tax expense. Tax expense consists of federal, state and local taxes on the income of our business.

Results of Operations

        The following table sets forth our statements of operations as a percentage of revenues for the periods indicated:

	Years ended December 31,
	2007	2006	2005

Revenues:
MRO services	70.8%	74.3%	87.2%
Parts services	29.2	25.7	12.8

Total revenues	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of MRO services	50.5	54.6	67.8
Cost of parts services	23.8	21.8	8.9
Selling and marketing expenses	3.7	3.9	4.3
General and administrative expenses	10.0	6.6	8.1
Amortization of intangibles	0.7	0.8	0.7

Total operating expenses	88.7	87.7	89.8
Operating costs and income	11.3	12.3	10.2
Financial income (expense), net	0.2	(0.7)	(0.7)
Income taxes	4.1	4.3	3.4

Net income	7.4%	7.3%	6.1%

        Our management team views revenues, the sources of our revenues, gross profit margin and the level of inventory compared to revenues as the key performance indicators in assessing our company’s financial condition and results of operations. Our management team believes that the upward trend in our revenues is reflective of an industry-wide increase in demand for MRO services, and we currently expect that this trend will continue for the foreseeable future. While our management team believes that demand for parts services will also continue to grow, this segment is subject to a high degree of volatility because of the potential impact of large one time parts purchases.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

        Revenues. Total revenues increased to $69.8 million for the year ended December 31, 2007 from $59.0 million for the year ended December 31, 2006, an increase of 18.3%. This increase was attributable to both increased MRO and parts services revenues. Revenues attributable to Limco increased to $21.1 million for the year ended December 31, 2007 from $16.8 million for the year ended December 31, 2006, while revenues attributable to Piedmont increased to $48.7 million in 2007 from $42.2 million in 2006. This increase was primarily as a result of additional sales to historical customers.

        Revenues from MRO services, including OEM sales, increased to $49.4 million for the year ended December 31, 2007 from $43.8 million for the year ended December 31, 2006, an increase of 12.8%. The $5.6 million increase in MRO services revenues in 2007 was primarily attributable to increased sales to Piedmont’s historical customers, and to a lesser degree, to new MRO customers. Revenues from heat transfer components increased to approximately $21.1 million for the year ended December 31, 2007 from approximately $16.8 million for the year ended December 31, 2006, an increase of 25.6%. Of such MRO services, OEM product sales increased to $4.9 million for the year ended December 31, 2007 from $4.0 million for the year ended December 31, 2006.

        Parts services revenues increased by 34.2% to $20.4 million for the year ended December 31, 2007 from $15.2 million for the year ended December 31, 2006. The organic growth in parts sales is attributable to increased purchases by existing customers and the recruitment of four new customers that required parts for the general overhaul of their aircraft.

        Cost of revenues. Cost of revenues increased to $51.8 million for the year ended December 31, 2007 from $45.0 million for the year ended December 31, 2006, an increase of 15.1%. Cost of revenues for MRO services increased to $35.2 million for the year ended December 31, 2007 from $32.2 million for the year ended December 31, 2006, an increase of 9.3%, primarily as a result of our increased revenues and increase in material costs. Cost of revenues for parts services increased to $16.6 million for the year ended December 31, 2007 from $12.8 million for the year ended December 31, 2006, an increase of 29.7%, principally as a result of our increased parts revenues.

        Selling and marketing expenses. Selling and marketing expenses increased to $2.6 million for the year ended December 31, 2007 from $2.3 million for the year ended December 31, 2006, an increase of 13.0%. The increase in selling and marketing expenses is primarily attributable to increased commissions paid as a result of our increased revenue in 2007. As a result of the continuing cost savings arising from the integration of the Piedmont marketing staff with the marketing staff of Limco, our selling and marketing expenses as a percentage of revenues decreased to 3.7% for the year ended December 31, 2007 from 3.9% for the year ended December 31, 2006. We expect our selling and marketing expenses increase in line with our revenues in 2008.

        General and administrative expenses. General and administrative expenses increased to $6.9 million for the year ended December 31, 2007 from $3.9 million for the year ended December 31, 2006, an increase of 76.9%, principally as a result of increased professional fees of $425,000 arising from being a public company, increased compensation expenses of $150,000 attributable to executives that were hired or promoted to manage our increased level of operations, bonus payments of $400,000 paid in connection with our initial public offering, and increased stock-based compensation expense of $390,000. General and administrative expenses as a percentage of revenues increased to 10.0% for the year ended December 31, 2007 from 6.6% for the year ended December 31, 2006. We expect our general and administrative expenses to decrease as percentage of revenues in 2008.

        Amortization of intangibles. Our amortization of intangibles decreased slightly to $474,000 for the year ended December 31, 2007 from $478,000 for the year ended December 31, 2006.

        Operating income. Our operating income increased to $7.9 million for the year ended December 31, 2007 from $7.3 million for the year ended December 31, 2006, an increase of 8.2%. The operating income of our MRO services segment increased to $10.3 million for the year ended December 31, 2007 from $9.1 million for the year ended December 31, 2006, an increase of 18.4%. This increase is attributable primarily to the growth of this business segment. The operating income of our parts services segment increased to $2.8 million for the year ended December 31, 2007 from approximately $1.3 million for the year ended December 31, 2006, an increase of approximately 115.4%. This increase is attributable to our increased parts revenues. Overall the increase in our operating income generate by our business segments was offset by an increase of $2,241 from unallocated corporate expenses which have been discussed above.

        Interest income. Interest income increased to $897,000 for the year ended December 31, 2007 from $166,000 for the year ended December 31, 2006, an increase of 440.4%, principally as a result of our investment of a portion of the proceeds of our initial public offering and higher prevailing interest rates.

        Interest expense. Interest expense increased to $732,000 for the year ended December 31, 2007 from $637,000 for the year ended December 31, 2006, an increase of 14.9%. The increase reflects higher interest rates.

        Income taxes. Income taxes increased to $2.9 million for the year ended December 31, 2007 from $2.5 million for the year ended December 31, 2006, an increase of 16.0%, principally as a result of our increased profitability. Our effective tax rate declined to 35.6% in the year ended December 31, 2007 from 36.8% in the year ended December 31, 2006, principally as a result of our receipt of tax-exempt interest from a portion of our investments, which was offset in part by non-deductible stock-based compensation expenses.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

        Revenues. Total revenues increased to $59.0 million for the year ended December 31, 2006 from $31.7 million for the year ended December 31, 2005, an increase of 86.4%. This increase was primarily attributable to the inclusion of a full year of revenues generated by our Piedmont subsidiary that was acquired in July 2005. In 2005, we included $16.1 million in revenues attributable to Piedmont while in 2006 Piedmont generated $42.3 million of revenues. Revenues attributable to Limco increased from $15.5 million for the year ended December 31, 2005 to $16.8 million for the year ended December 31, 2006. This increase was a result of an increase in the volume of Limco’s MRO services business for heat transfer components.

        Revenues from MRO services, including OEM sales, increased to $43.8 million for the year ended December 31, 2006 from $27.6 million for the year ended December 31, 2005, an increase of 58.8%. The increase in MRO services revenues in 2006 was primarily attributable to the $27 million of MRO services revenues generated by Piedmont in 2006 compared to $12.2 million generated by it in the second half of 2005. The organic growth in our MRO services segment is primarily a result of increased sales to Piedmont’s customers and sales to new customers. Revenues from heat transfer components increased to approximately $16.8 million for the year ended December 31, 2006 from approximately $15.5 million for the year ended December 31, 2005, an increase of 8.0%. Of such MRO services, OEM product sales increased from $3.6 million for the year ended December 31, 2005 to $4.0 million for the year ended December 31, 2006.

        Parts services revenues increased by 274.7% to $15.2 million for the year ended December 31, 2006 from $4.1 million for the year ended December 31, 2005, when we acquired the parts business of Piedmont. The organic growth in parts sales is attributable to increased purchases by existing customers and the recruitment of four new customers that require parts for the general overhaul of their aircraft.

        Cost of revenues. Cost of revenues increased to $45.0 million for the year ended December 31, 2006 from $24.3 million for the year ended December 31, 2005, an increase of 85.6%. Cost of revenues for MRO services increased to $32.2 million for the year ended December 31, 2006 from $21.5 million for the year ended December 31, 2005, an increase of 50.1%, primarily as a result of our increased revenues due to our acquisition of Piedmont. Cost of revenues for parts services increased to $12.8 million for the year ended December 31, 2006 from $2.8 million for the year ended December 31, 2005, an increase of 356.4%, principally as a result of our increased parts revenues.

        Selling and marketing expenses. Selling and marketing expenses increased to $2.3 million for the year ended December 31, 2006 from $1.4 million for the year ended December 31, 2005, an increase of 67.5%. As a result of the cost savings arising from the integration of the Piedmont marketing staff with the marketing staff of Limco, our selling and marketing expenses as a percentage of revenues decreased to 3.9% for the year ended December 31, 2006 from 4.3% for the year ended December 31, 2005.

        General and administrative expenses. General and administrative expenses increased to $3.9 million for the year ended December 31, 2006 from $2.6 million for the year ended December 31, 2005, an increase of 51.8%. General and administrative expenses as a percentage of revenues decreased to 6.6% for the year ended December 31, 2006 from 8.1% for the year ended December 31, 2005, primarily as a result of our reorganization of Piedmont’s operational structure from five business units to three business units and management’s efforts to streamline the number of levels of management at Piedmont after the acquisition.

        Amortization of intangibles. Our amortization of intangibles increased to $478,000 for the year ended December 31, 2006 from $237,000 for the year ended December 31, 2005, an increase of 101.9%, reflecting a full year’s ownership of Piedmont.

        Operating income. Our operating income increased to $7.3 million for the year ended December 31, 2006 from $3.2 million for the year ended December 31, 2005, an increase of 127.2%. The operating income of our MRO services segment increased to $8.7 million for the year ended December 31, 2006 from $4.0 million for the year ended December 31, 2005, an increase of 116.7%. This increase is attributable primarily to improved operating margins at Piedmont. The operating income of our parts services segment increased to $1.3 million for the year ended December 31, 2006 from approximately $769,000 for the year ended December 31, 2005, an increase of approximately 74.9%. This increase is attributable primarily to the inclusion of a full year of revenues of the parts services segment of Piedmont which we acquired in July 2005.

        Interest income. Interest income increased to $166,000 for the year ended December 31, 2006 from $145,000 for the year ended December 31, 2005, an increase of 15.0%, principally as a result of higher prevailing interest rates.

        Interest expense. Interest expense increased to $637,000 for the year ended December 31, 2006 from $357,000 for the year ended December 31, 2005, an increase of 78.6%. The increase reflects a full year of interest expense attributable to the loans we incurred to acquire Piedmont in July 2005.

        Income taxes. Income taxes increased to $2.5 million for the year ended December 31, 2006 from $1.1 million for the year ended December 31, 2005, an increase of 135.0%, principally as a result of our increased profitability. Our effective tax rate was 36.8% in the year ended December 31, 2006 and 35.7% in the year ended December 31, 2005.

Quarterly Results of Operations

        The following table presents the consolidated statements of operations data for each of the eight fiscal quarters ended December 31, 2007, in dollars and as a percentage of revenues. In management’s opinion, this unaudited information has been prepared on the same basis as our audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the unaudited information for the quarters presented. The results of operations for any quarter are not necessarily indicative of results that we might achieve for any subsequent periods.

	For the Three Month Periods Ending
	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar 31, 2006

Revenues	$14,876	$16,644	$18,042	$20,214	$18,640	$14,477	$13,652	$12,252
Cost of revenues	11,691	12,425	12,309	$15,383	14,883	10,668	10,259	9,238

Selling and marketing
expenses	638	673	662	640	618	564	560	534
General administrative
expenses	1,590	1,552	2,132	1,707	901	1,120	1,077	798
Amortization of
intangibles	119	119	118	118	135	115	115	113

Operating income	838	1,875	2,821	2,366	2,104	2,010	1,640	1,569
Financial income
(expenses), net	340	93	(167)	(101)	(59)	(127)	(145)	(140)
Income before taxes	1,178	1,968	2,654	2,265	2,044	1,883	1,495	1,429
Income taxes	389	538	1,089	855	742	696	563	522

Net income	789	$1,430	$1,565	$1,410	$1,302	$1,187	$933	$907

Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	78.6	74.6	68.2	76.1	79.8	73.7	75.2	75.4
Selling and marketing
expenses	4.3	4.0	3.7	3.2	3.3	3.9	4.1	4.4
General administrative
expenses	10.7	9.4	11.8	8.4	4.9	7.7	7.9	6.5
Amortization of
intangibles	0.8	0.7	0.7	0.6	0.7	0.8	0.8	0.9

Operating income	5.6	11.3	15.6	11.7	11.3	13.9	12.0	12.8
Financial income
(expenses), net	2.3	0.5	(0.9)	(0.5)	(0.3)	(0.9)	(1.1)	(1.1)
Income before taxes	7.9	11.8	14.7	11.2	11.0	13.0	10.9	11.7
Income taxes	2.6	3.2	6.0	4.2	4.0	4.8	4.1	4.3

Net income	5.3%	8.6%	8.7%	7.0%	7.0%	8.2%	6.8%	7.4%

        We expect our operating results will fluctuate significantly in the future as a result of various factors, many of which are outside our control, including the timing of orders, the provision of services and deliveries. Consequently, we believe that period-to-period comparisons of our operating results may not necessarily be meaningful, and as a result, you should not rely on them as an indication of future performance.

Seasonality

        Historically, we have seen many airlines decrease their maintenance requirements in the peak air travel summer months and increase their maintenance requirements in the winter months when air travel is not as great.

Off-balance Sheet Arrangements

        As of December 31, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

        Liquidity and Capital Resources

        As of December 31, 2007, we had cash and cash equivalents of $5.0 million, short term investments of $28.8 million and working capital of $52.6 million compared to cash and cash equivalents of $4.3 million and working capital of $11.4 million at December 31, 2006. We sold substantially all of our short-term investments, consisting of auction rate tax-exempt securities, in the first two months of 2008 and the proceeds were reinvested in high-grade corporate debt, governmental debt instruments and money market funds. Our improved financial condition as of December 31, 2007 is attributable to our initial public offering on July 19, 2007, from which we received net proceeds of $41.5 million. We operated as a wholly-owned subsidiary of TAT Technologies from 1992 until our initial public offering on July 19, 2007. Prior to our initial public offering, TAT historically helped finance our principal acquisitions and investments through inter-company loans, which amounted to $8.0 million at June 30, 2007, which were repaid with a portion of the net proceeds of our initial public offering.

        In connection with our acquisition of Piedmont in July 2005, we assumed $8.7 million in indebtedness and $5.6 million of other liabilities. We repaid the assumed indebtedness with the proceeds from loans of $6.0 million from each of Bank Leumi USA and TAT Technologies. The remaining proceeds of these loans, along with $3.0 million of our cash, were used to pay the $5.3 million cash portion of the $20.2 million purchase price and a portion of the assumed liabilities. The repayment of the remainder of the assumed liabilities was funded through cash flows from our subsequent operations. In 2007, we repaid the remaining balance of the loans we incurred in connection with the acquisition with a portion of the proceeds of our initial public offering. As of December 31, 2007 our remaining obligation relating to operating leases was $717,000.

        Capital expenditures for the years ended December 31, 2007, 2006 and 2005 were $2.9 million, $358,000 and $347,000, respectively. These capital expenditures were principally for the purchase of equipment for our MRO facilities. We funded these expenditures from our cash flow from operations. We plan to purchase $1.4 million of equipment for our MRO facilities in 2008 and we expect that our cash flow from operations will be sufficient to fund these capital expenditures.

        Over the next 12 months, we expect cash flows from our operating activities, our existing cash and cash equivalents, to be sufficient to fund our operations. We intend to assess the need for a long-term line of credit after 2008. We do not believe that the lack of an external source of long-term liquidity will have a material adverse effect on our business or results of operations.

        Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our selling and marketing activities, costs associated with expansion into new markets, the timing of the introduction of new products and services. To the extent that funds generated by our initial public offering, together with existing cash and cash from operations, are insufficient to fund our future activities and planned growth, we may need to raise additional funds through public or private equity or debt financings.

        Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, we may enter into these types of arrangements in the future, which could also require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

        Cash Flows

        The following table summarizes our cash flows for the periods presented:

	Years ended December 31,
	2007	2006	2005

Net cash provided by (used in) operating activities	$(1,069)	$5,187	$1,904
Net cash provided by (used in) investing activities	(31,705)	157	(5,634)
Net cash provided by (used in) financing activities	33,504	(3,294)	2,333
Net increase in cash and cash equivalents	730	2,050	(1,398)
Cash and cash equivalents at beginning of period	4,309	2,259	3,657
Cash and cash equivalents at end of period	5,039	4,309	2,259

        Operating Activities

        Net cash used in operating activities was $1.1 million for the year ended December 31, 2007. This amount was primarily attributable to a $1.0 million increase in accounts receivable which grew in line with our revenue growth, a $1.8 million increase in inventories required to support the increase in our MRO and parts services revenues, a $1.4 decrease in accounts payable as a result of our improved financial condition and a $1.4 million decrease in amounts payable to TAT Technologies for the purchase of heat transfer components, which was offset in part by our net income of $5.2 million, $1.1 million of depreciation and amortization and $390,000 of non-cash share based compensation expenses.

        Net cash provided by operating activities was $5.2 million for the year ended December 31, 2006. This amount was primarily attributable to net income of $4.3 million, a $2.4 million increase in trade and other accounts payables arising from the increase in our business and $1.0 million of depreciation and amortization expenses that were primarily associated with our Piedmont acquisition, which was offset in part by a $1.8 million increase in inventories that were required to support the increase in MRO services and a $1.1 million increase in trade and other accounts receivable which grew in line with our revenue growth.

        Net cash provided by operating activities was $1.9 million for the year ended December 31, 2005. This amount was primarily attributable to net income of $1.9 million, a $1.5 million increase in the parent company account and other accounts payable arising from the increase in our business and $706,000 of depreciation and amortization expenses that were primarily associated with our Piedmont acquisition.

        Investing Activities

        Net cash used in investing activities was approximately $31.7 million for the year ended December 31, 2007. Of the cash used in investing activities, $28.8 million was used for the purchase of short-term investments and other assets and $2.9 million was used for the purchase of property and equipment to increase our shop capacity.

        Net cash provided by investing activities was approximately $157,000 for the year ended December 31, 2006. Of the cash provided by investing activities in 2006, approximately $515,000 was provided by proceeds from sale and maturities of investments, while approximately $358,000 was used for purchases of property and equipment.

        Net cash used in investing activities was approximately $5.6 million for the year ended December 31, 2005. Of the cash used in investing activities in 2005, approximately $5.3 million was used to pay the cash portion of the approximately $20.2 million purchase price of Piedmont, approximately $200,000 was used for tooling and fixtures to expand our MRO capabilities and approximately $147,000 was used for other purchases of property and equipment.

        Financing Activities

        Net cash provided by financing activities was approximately $33.5 million for the year ended December 31, 2007. This amount was primarily attributable to the $41.5 million of net proceeds from our initial public offering, which was offset in part by the repayment of a total of $8.0 million of short-term bank credit and long-term debt.

        Net cash used in financing activities was approximately $3.3 million for the year ended December 31, 2006, primarily as a result of our repayment of $3.0 million of long-term loans incurred in connection with the purchase of Piedmont in 2005.

        Approximately $2.3 million was provided by financing activities in the year ended December 31, 2005 as a result of our incurring $12.0 million of long-term loans to acquire Piedmont, which was offset in part by our repayment of approximately $9.7 million of indebtedness, including the repayment of $1.0 million of indebtedness to Bank Leumi USA.

        Contractual Obligations

        The following table summarizes our minimum contractual obligations and commercial commitments as of December 31, 2007 and the effect we expect them to have on our liquidity and cash flow in future periods:

Contractual Obligations	Payments Due by Period
	Total	Less than Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)

Operating lease obligations	$717	$214	$372	$131	$-

Other long-term liabilities reflected
on our balance sheet	404	-	-	-	404

Total	$1,121	$214	$372	$131	$404

        As of December 31, 2007, our principal commitments consisted of obligations outstanding under operating leases. We currently do not have significant capital spending or purchase commitments. In the last three years, we have experienced substantial increases in our expenditures as a result of the growth in our operations and personnel. We intend to increase our expenditures in the future consistent with our anticipated growth. We anticipate that our cash resources will be used primarily to fund our operating activities, as well as for capital expenditures.

        We have entered into a registration rights agreement with TAT Technologies granting it the right to require us to register for resale its shares of common stock under the Securities Act of 1933, as amended. Pursuant to EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which addresses an issuer’s accounting for registration payment arrangements, we concluded that no obligation should be recorded relating to the registration rights.

Impact of Critical Accounting Policies

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

        Certain of our accounting policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s subjective judgments are described below to facilitate better understanding of our business activities. We base our judgments on our experience and assumptions that we believe are reasonable and applicable under the circumstances.

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

        Revenues from maintenance contracts are recognized over the contract period in proportion to the costs expected to be incurred in performing services under the contract. We estimate the costs that are expected to be incurred based on our experience with the aggregate costs incurred and to be incurred on contracts of this nature. The costs incurred related to our maintenance contracts are not incurred on a straight-line basis, as the timing to provide our maintenance services is dependent on when parts under these contracts require maintenance.

        Goodwill, Other Intangible Assets and Long-Lived Assets

        Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Of the $4.8 million of goodwill on our balance sheet as of December 31, 2007, approximately $4.3 million was a result of our acquisition of Piedmont. The identifiable intangible assets relating to the Piedmont acquisition, other than goodwill, included in our balance sheet are customer relationships and other intangible assets. The value we assigned to these intangible assets, using the income approach based on the present value of the cash flows attributable to each asset, was approximately $2.9 million. The amounts allocated to these intangible assets are being amortized on a straight-line basis over periods ranging from 0.3 to 10 years.

        We review goodwill and other intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying value of the goodwill or the other intangible assets may be impaired, in which case we may obtain an appraisal from an independent valuation firm to determine the amount of impairment, if any. In addition to the possible use of an independent valuation firm, we perform internal valuation analyses and consider other publicly available market information. We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. In the fourth quarter of fiscal 2007, we completed our annual impairment testing of goodwill using the methodology described in the notes to our consolidated financial statements, and determined there was no impairment of our goodwill. If actual results are not consistent with our assumptions and estimates, we may be exposed to a goodwill impairment charge.

        Income Taxes

        We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”). We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized. To the extent that our decisions and assumptions and historical reporting are determined not to be compliant with applicable tax laws we may be subject to adjustments in our reported income for tax purposes as well as interest and penalties.

        Allowances for Doubtful Accounts

        We perform ongoing credit evaluations of our customers’ financial condition and we require collateral as deemed necessary. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including the aging of our receivables, historical bad debt experience and the general economic environment. Management applies considerable judgment in assessing the realization of receivables, including assessing the probability of collection and the current credit worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

        Warranty Costs

        We provide warranties for our products and services ranging from one to five years, which vary with respect to each contract and in accordance with the nature of each specific product. We estimate the costs that may be incurred under our warranty and record a liability in the amount of such costs at the time the product is shipped. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. As of December 31, 2007 and 2006 , the aggregate amount of our warranty costs was not material.

Recent Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement 109, Accounting for Income Taxes (“FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, we reclassified $147,255 of income tax payables to unrecognized tax benefits with no impact to previously recorded retained earnings.

A reconciliation of the beginning and ending amount of recognized provision is as follow:

Amount

Balance at January 1, 2007	$147,255
Additions for tax positions of prior years	100,745
Reduction for tax positions of prior years	---
Settlements with taxing authorities	---

Balance at December 31, 2007	$248,000

        Our federal and state tax returns are open to examination for the years 2005-2007.

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of SFAS 157 on our financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 establishes a fair value option permitting entities to elect the option to measure eligible financial instruments and certain other items at fair value on specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The fair value option may be applied on an instrument-by-instrument basis, with a few exceptions, is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective annual periods beginning after November 15, 2007, and should not be applied retrospectively to fiscal years beginning prior to the effective date. On the adoption date and certin previsions for annual periods beginning after November 15, 2008, an entity may elect the fair value option for eligible items existing at that date and the adjustment for the initial remeasurement of those items to fair value should be reported as a cumulative effect adjustment to the opening balance of retained earnings. We are currently assessing whether to apply the provisions of SFAS No. 159 to eligible financial instruments in place on the adoption date and the related impact on our financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for annual periods beginning after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted.

        In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (SFAS 160). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Interest Rate Risk

        At December 31, 2007, our investment portfolio included $28.8 million of auction rate tax-exempt securities. Subsequent to year end, we determined to liquidate our holdings of variable rate debt securities and in January and February 2008 we sold approximately 90% if our auction rate tax-exempt securities portfolio and reinvested the proceeds in high-grade corporate debt, governmental debt instruments and money market funds. These securities are subject to limited interest rate risk. We believe that an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income. As of December 31, 2007, and as of the date of this report, we did not have any outstanding borrowings.

        Foreign Exchange Risk

        Our exposure to foreign exchange risk primarily relates to our sales to offshore clients. We do not believe that we currently have any significant direct foreign exchange risk since such sales are denominated in dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

I N D E X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Limco-Piedmont Inc.
Tulsa, Oklahoma

        We have audited the accompanying consolidated balance sheets of Limco-Piedmont Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholder’s equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Limco-Piedmont Inc. as of December 31, 2007 and 2006 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 of the financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R), “Share Based Payment.”

Virchow, Krause & Company, LLP
An Independent Member of Baker Tilly International
Minneapolis, Minnesota

March 13, 2008

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2007		2006

ASSETS
Current Assets:
Cash and cash equivalents		$5,039	$4,309
Short-term investments		28,806	---
Accounts receivable (net of allowance for doubtful accounts of
$140 and $245 at December 31, 2007 and 2006, respectively)		9,328	8,188
Other accounts receivable and prepaid expenses		1,481	727
Inventories		16,391	14,611

Total current assets		61,045	27,835

Property, plant and equipment, net		5,169	2,920
Intangible assets, net		1,709	2,183
Goodwill		4,780	4,780
Other long-term assets		---	294

Total assets		$72,703	$38,012

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$	---	$4,000
Accounts payables		5,084	6,525
Parent company payables		1,762	3,122
Other accounts payable and accrued expenses		1,568	2,838

Total current liabilities		8,414	16,485

Long-Term Liabilities:
Long-term debt, related party		---	4,000
Deferred income taxes		404	436

Total long-term liabilities		404	4,436

Total liabilities		8,818	20,921

Commitments and contingencies

Shareholders' Equity:
Common stock, $0.01 par value; 25,000 shares authorized; 13,205 and
9,000 shares issued and outstanding at December 31, 2007 and 2006,
respectively		132	90
Additional paid-in capital		49,004	7,446
Retained earnings		14,749	9,555

Total shareholders' equity		63,885	17,091

Total liabilities and shareholders' equity		$72,703	$38,012

The accompanying notes are an integral part of the consolidated financial statements.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year ended December 31,
	2007	2006	2005

Revenue
MRO services	$49,392	$43,824	$27,601
Parts services	20,384	15,197	4,055

Total revenue	69,776	59,021	31,656

Costs and operating expenses
MRO services	35,205	32,214	21,458
Parts services	16,603	12,834	2,812
Selling and marketing	2,613	2,276	1,359
General and administrative	6,981	3,896	2,567
Amortization of intangibles	474	478	237

Operating income	7,900	7,323	3,223

Other income (expense)
Interest income	897	166	145
Interest expense	(732)	(637)	(357)

Total other income (expense)	165	(471)	(212)

Income before taxes	8,065	6,852	3,011

Provision for income taxes	2,871	2,523	1,074

Net income	$5,194	$4,329	$1,937

Net income per share:
Basic	$0.48	$0.48	$0.22

Diluted	$0.47	$0.48	$0.22

Weighted average number of common shares
outstanding:
Basic	10,934	9,000	9,000

Diluted	10,962	9,000	9,000

The accompanying notes are an integral part of the consolidated financial statements.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands, except per share data)

	Common stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount

Balance at January 1, 2005	9,000	$90	$7,446	$3,289	$10,825
Net income	---	---	---	1,937	1,937

Balance at January 1, 2006	9,000	90	7,446	5,226	12,762
Net income	---	---	---	4,329	4,329

Balance at December 31, 2006	9,000	90	7,446	9,555	17,091
Net income	---	---	---	5,194	5,194
Issuance of common stock-
initial public offering	4,205	42	41,168	---	41,210
Share based compensation expense	---	---	390	---	390

Balance at December 31, 2007	13,205	$132	$49,004	$14,749	$63,885

The accompanying notes are an integral part of the consolidated financial statements.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2007	2006	2005

Cash flow from operating activities:
Net income	$5,194	$4,329	$1,937
Adjustment to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	1,125	1,018	706
Share based compensation expenses	390	---	---
Deferred income taxes, net	(10)	16	(246)
Changes in allowance for doubtful accounts	(105)	(117)	159
Changes in certain operating assets and liabilities:
Increase in accounts receivable	(796)	(1,114)	(699)
Decrease (increase) in other accounts
receivable and prepaid expenses	(1,016)	(43)	176
Increase in inventories	(1,779)	(1,794)	(638)
Increase (decrease) in accounts payable	(1,442)	2,366	(1,035)
Increase (decrease) in other accounts payable
and accrued expenses	(1,270)	(311)	486
Increase (decrease) in Parent company account	(1,360)	837	1,057

Net cash provided by (used in) operating activities	(1,069)	5,187	1,903

Cash flows from investing activities:
Proceeds from sale of certificate of deposit	---	515	4
Purchase of investments	(28,806)	---	---
Purchases of property and equipment	(2,899)	(358)	(347)
Acquisition of subsidiary	---	---	(5,291)

Net cash provided by (used in) investing activities	(31,705)	157	(5,634)

Cash flows from financing activities:
Net proceeds from initial public offering	41,504	(294)	---

Repayment of short-term bank credit	(4,000)	---	---
Repayment of long-term loan	(4,000)	(3,000)	(9,666)
Proceeds from long-term debt	---	---	12,000

Net cash provided by (used in) financing activities	33,504	(3,294)	2,334

Increase (decrease) in cash and cash equivalents	730	2,050	(1,397)
Cash and cash equivalents at the beginning of year	4,309	2,259	3,656

Cash and cash equivalents at the end of year	$5,039	$4,309	$2,259

Supplemental disclosure of cash activities (1):
Cash paid during the year for:
Interest	$800	$688	$238

Income taxes	$2,811	$2,982	$1,074

The accompanying notes are an integral part of the consolidated financial statements.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands)

	Year ended December 31,
	2007		2006		2005

Acquisition of subsidiary:
Net fair value of the assets acquired and liabilities
assumed at the acquisition date was as follows:
Negative working capital, net (excluding
cash and cash equivalents)	$	---		$443	$(3,600)
Transaction costs		---		---	54
Property and equipment		---		---	1,173
Existing customer relationship		---		---	1,937
Trade name		---		---	128
Certificates		---		---	76
Lease at below-market prices		---		---	97
Non-compete agreements		---		---	653
Consulting services agreements		---		---	6
Goodwill		---		(443)	4,767

	$	---	$	---	$5,291

The accompanying notes are an integral part of the consolidated financial statements.

LIMCO-PIEDMONT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

a.	Description of Business:

Limco-Piedmont Inc. (“the Company”), a Delaware corporation, is a majority-owned subsidiary of TAT Technologies Ltd. (the “Parent”). The Company is principally engaged in:

—	The repair and overhaul of heat transfer components, auxiliary power units (“APUs”), propellers, landing gear and pneumatic ducting.

—	Inventory management and parts services for commercial, regional and charter airlines and business aircraft owners.

The Company’s primary operations are located in Tulsa, Oklahoma and Kernersville, North Carolina. The principal markets of the Company are Europe, the United States and Latin America. The Company sells its products mainly to the aircraft industry.

b.	Recapitalization:

On February 27, 2007, the Company incorporated as a Delaware corporation. On February 27, 2007, Limco Airepair Inc. (Limco Delaware), a Delaware corporation, was incorporated as a wholly-owned subsidiary of Limco-Airepair, Inc. (Limco Oklahoma), an Oklahoma corporation. On March 2, 2007, all assets, except Limco Oklahoma’s membership interest in Piedmont Aviation Component Services, LLC, and all liabilities were assumed by Limco Delaware. On March 5, 2007 the Company merged with Limco-Airepair, Inc., an Oklahoma corporation. As part of the merger, the Parent received 9,000,000 shares of the Company for its 37,500 shares of Limco-Airepair, Inc.

All share and per share amounts have been updated to reflect the recapitalization.

c.	Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Limco-Airepair, Inc. and Piedmont Aviation Component Services LLC (“Piedmont”). All significant intercompany transactions and balances have been eliminated.

LIMCO-PIEDMONT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (cont.)

d.	Cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less from the date of purchase.

e.	Short-term investments:

Short-term investments are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investment in Debt and Equity Securities”. Management determines the classification of its investments in marketable debt and equity securities at the time of purchase and reevaluates such determinations as of each balance sheet date. As of December 31, 2007, all marketable securities covered by SFAS No. 115, were designated as available-for-sale. Securities available-for-sale are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of shareholder’s equity. Realized gains and losses and declines in market value judged to be other than temporary, of which there were none for the year December 31, 2007, are included in other income. Interest and dividends are also included in other income. Our short-term investments consist solely of auction rate tax-exempt securities. Auction rate securities are variable rate debt securities. While the underlying security has a long-term nominal maturity, the interest rate is reset through auctions that are typically held every 7, 28, or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. We classify these securities as short-term because we intend to liquidate them as the need for working capital arises in the ordinary course of business and we are able to liquidate them or roll them over to the next reset period. Subsequent to year end, the Company determined to liquidate its holdings of variable rate debt securities and in January and February 2008 it sold approximately 90% if its auction rate tax-exempt securities portfolio and reinvested the proceeds in high-grade corporate debt, governmental debt instruments and money market funds.

f.	Accounts Receivable:

The Company’s accounts receivable balances are due from companies primarily in the airline and defense industries. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable from sales of services are typically due from customers within 30 days and accounts receivable from sales of licenses are due over terms ranging from 30 days to twelve months. Accounts receivable balances are stated at amounts due from customer net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payments terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

LIMCO-PIEDMONT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (cont.)

No customer accounted for 10% or more of the Company’s revenues in any of the three years ended December 2007.

g.	Inventories:

Inventories are stated at the lower of cost or market value. Cost of inventory is determined by the average cost and the first-in, first-out (FIFO) methods. Because the Company sells products and services related to airplane accessories (heat transfer equipment, APU’s, propellers, and landing gear) for airplanes that can be in service for 20 to 50 years, it must keep a supply of such products and parts on hand while the airframes are in use. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those anticipated, inventory adjustments may be required. The Company believes that these estimates are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to actual amounts.

h.	Property, plant and equipment:

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful life of the improvements, or the term of the lease, whichever is shorter. The useful life for property, plant and equipment is as follows:

Useful Life

Buildings and leasehold improvements	39
Leasehold improvements	5
Machinery and equipment	7-10
Motor vehicles	5
Office furniture and equipment	5
Furniture and fixtures	7-10

i.	Intangible assets:

Intangible assets subject to amortization are being amortized over their useful life, using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, in accordance with SFAS No. 142.

LIMCO-PIEDMONT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (cont.)

j.	Goodwill and other intangible assets:

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired and accounted for by the purchase method of accounting. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized, but instead be tested annually for impairment or more frequently if events suggest the remaining value may not be recoverable. Such impairment test was performed by management as of December 31, 2007. The results of the assessment indicated that no impairment existed in the value of recorded goodwill.

k.	Impairment of long-lived assets:

The Company reviews long-lived assets, including intangible assets and goodwill, for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2007, 2006 and 2005, no impairment losses have been identified.

l.	Revenue recognition:

Revenues from the sale of products and services are recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB No. 104”) when persuasive evidence of an arrangement exists, delivery of the product has occurred, provided the collection of the resulting receivable is probable, the price is fixed or determinable and no significant obligation exists. The Company does not grant a right of return.

LIMCO-PIEDMONT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (cont.)

Revenues from MRO services are recognized when customer-owned material is shipped back to the customer.

Revenues from product sales are recognized when the product is shipped to the customer and title passes to the customer.

Revenues from maintenance contracts are accounted under FASB Technical Bulletin No. 90-1 (Amended), “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Revenue is recognized over the contract period in proportion to the costs expected to be incurred in performing services under the contract as costs incurred to perform the services are not incurred on a straight-line basis.

m.	Shipping and handling costs:

Shipping and handling costs billed to customers are included in revenues. The cost of shipping and handling products is included in costs of MRO and part services.

n.	Research and development:

Research and development costs net of grants and participations received for each period are charged to expenses as incurred.

o.	Warranty costs:

The Company provides warranties for its products and services ranging from one to five years, which vary with respect to each contract and in accordance with the nature of each specific product.

The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time the product is shipped. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

As of December 31, 2007 and 2006 the aggregate amount of the warranty provision is immaterial.

LIMCO-PIEDMONT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (cont.)

p.	Income taxes:

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This statement prescribes the use of the liability method, whereby deferred tax assets and liability account balances are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and for tax loss carryforwards. Deferred taxes are measured using the enacted laws and tax rates that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

q.	Net income per share:

The consolidated statements of income present basic and diluted net income per share. Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earning per share considers the potential effect of dilution on basic earning per share assuming potentially dilutive securities that meet certain criteria, such as stock options, were outstanding since issuance. The treasury stock method is used to determine the dilutive effect of potentially dilutive securities.

The following table reconciles basic shares outstanding to diluted shares outstanding:

	Year ended December 31,
	2007	2006	2005
	(in thousands)

Basic shares outstanding	10,934	9,000	9,000
Add: effect of dilutive stock options	28	---	---

Diluted shares outstanding	10,962	9,000	9,000

r.	Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term bank deposits, and trade receivables.

Cash and cash equivalents and short-term bank deposits, are deposited with major banks in the United States. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents and short- term bank deposits, are financially sound, and, accordingly, minimal credit risk exists with respect to these financial instruments.

LIMCO-PIEDMONT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

The Company depends on a limited number of suppliers for some standard and custom designed components for its systems. If such supplier fails to deliver the necessary components, the Company may be required to seek alternative sources of supply. A change in suppliers could result in manufacturing delays, which could cause a possible loss of sales and, consequently, could adversely affect the Company’s results of operations and cash position.

s.	Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

t.	Financial statements in U.S. dollars:

The dollar is the currency of the primary economic environment in which the Company operates and the functional and reporting currency of the Company is the dollar. Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with SFAS No. 52 “Foreign Currency Translation”(“SFAS No. 52”). All transaction gains and losses from the remeasurement of monetary balance sheet items are reflected in the statements of income as appropriate.

u.	Fair value of financial instruments:

SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” requires disclosure of the estimated fair value of an entity’s financial instruments. Such disclosures, which pertain to the Company’s financial instruments, do not purport to represent the aggregate net fair value of the Company. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value because of the short maturity of those instruments.

LIMCO-PIEDMONT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (cont.)

v.	Historical cost basis:

The Company’s financial statements have been prepared on the historical cost basis and present the Company’s financial position, results of operations and cash flows as derived from the Parent’s historical financial statements. Prior to December 31, 2006, our Parent provided certain services to our Company including general management and administrative services for employee benefit programs, insurance, legal, treasury and tax compliance. Since January 1, 2007, our Parent has pursuant to a Separation Agreement entered into in March 2007 provided us with coverage under certain of their insurance policies. We have reimbursed our Parent for the cost of such coverage.

The financial information included herein does not necessarily reflect what the financial position and results of operations of the Company would have been had it operated as a stand-alone entity during the periods covered, and may not be indicative of future operations or financial position.

w.	Registration right agreements

The Company has registration statements with the Parent, granting it the right to require registration for resale of its shares of common stock under the Securities Act of 1933, as amended. The Parent company may sell all or some of the shares of the Company’s common stock that it owns or distribute those shares to its shareholders. Pursuant to FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements”(“FSP”), which addresses an issuer’s accounting for registration payment arrangements, the Company concluded that no obligation should be recorded related to the registration rights.

x.	Impact of recently issued Accounting Standards:

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 155, “Accounting for Certain Hybrid Financial Instruments-an Amendment of FASB Statements No. 133 and 140,” or SFAS 155, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to allow for a qualifying special-purpose entity to hold a derivative financial instrument that relates to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application permitted. Accordingly, we adopted SFAS No. 155 on January 1, 2007. The adoption of SFAS 155 did not have any effect on our financial position and results of operations.

In the first quarter of 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and amended FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share- based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

LIMCO-PIEDMONT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company implemented FAS 123(R) using the modified prospective method starting January 1, 2006. Under this method, the Company began recognizing compensation cost for equity-based compensation for all new and existing unvested share-based awards after the date of adoption. See Note 9 for further disclosure on the Company’s share based plans.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 establishes a fair value option permitting entities to elect the option to measure eligible financial instruments and certain other items at fair value on specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The fair value option may be applied on an instrument-by-instrument basis, with a few exceptions, is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for annual periods beginning after November 15, 2007 and for certain provisions for annual periods beginning after November 15, 2008, and should not be applied retrospectively to fiscal years beginning prior to the effective date. On the adoption date, an entity may elect the fair value option for eligible items existing at that date and the adjustment for the initial remeasurement of those items to fair value should be reported as a cumulative effect adjustment to the opening balance of retained earnings. We are currently assessing whether to apply the provisions of SFAS No. 159 to eligible financial instruments in place on the adoption date and the related impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for annual periods beginning after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted.

LIMCO-PIEDMONT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (cont.)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements”(SFAS 160). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted.

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

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement 109, Accounting for Income Taxes (“FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, we reclassified $147,255 of income tax payables to unrecognized tax benefits with no impact to previously recorded retained earnings.

A reconciliation of the beginning and ending amount of recognized provision is as follow:

Amount

Balance at January 1, 2007	$147,255
Additions for tax positions of
prior years	100,745
Reduction for tax positions of
prior years	---
Settlements with taxing authorities	---

Balance at December 31, 2007	$248,000

Our federal and state tax returns are open to examination for the years 2005-2007.

LIMCO-PIEDMONT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 2 – ACQUISITION OF PIEDMONT

On July 6, 2005, the Company acquired 100% of the membership interesting Piedmont for cash and assumption of debt for an aggregate purchase price of $20,227,000. Piedmont is primarily engaged in the business of maintenance, repair and overhaul of auxiliary power units, propellers and landing gear for aviation customers located throughout the world. Piedmont also distributes aviation parts to its customers. The Company acquired Piedmont to add to its service offerings in the aircraft maintenance and repair industry.

The $20,227,000 purchase price of the acquired company, as of the acquisition date consisted of the following:

Item	(in thousands)

Cash payment to the sellers, net of cash acquired of $52,666	$5,237
Transaction costs	54

Total cash consideration	5,291
Non-compete agreements (former owners)	653
Debt assumed	8,666
Other current liabilities assumed	5,564

Total consideration	20,174
Cash acquired	53

Total purchase price	$20,227

The non-compete agreements with the former owners are payable monthly in the amount of $18,149 over 36 months from the date of acquisition.

The acquisition has been accounted for using the purchase method of accounting as determined in SFAS No. 141. Accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition.

LIMCO-PIEDMONT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 2 – ACQUISITION OF PIEDMONT (contd.)

The Company has allocated the total cost of the acquisition, as follows:

July 6, 2005
(in thousands)

Tangible Assets:
Current assets (including cash acquired of approximately $53,000)	$11,291
Property and equipment	1,173
Other non-current assets	99
Intangible Assets:
Goodwill	4,767
Customer relationships	1,937
Non-compete agreements	653
Trade name	128
Certificates	76
Lease at below market rates	97
Consulting service agreements	6

Total assets acquired	20,227

Liabilities Assumed/Incurred:
Debt	8,666
Current liabilities	5,564
Non-compete agreements	653

Net assets acquired	$5,344

Identifiable intangible assets consist of:

	Fair Value	Useful Life
	(in thousands)

Customer relationships	$1,937	10 years
Lease at below market rates	97	2.5 years
Consulting service agreements	6	0.3 years
Non-compete agreements	653	3 years
Trade name	128	10 years
Certificates	76	7 years

	$2,897	8.07 weighted average years

The intangible assets and goodwill were assigned to our MRO services segment.

The excess of $4,767,000 of the cost over the net amounts assigned to assets acquired and liabilities assumed is recognized as goodwill. Acquired workforce, that does not meet the separability criteria, has been included in the amount recognized as goodwill. During 2006, the Company finalized the valuation of the working capital received in the transaction. The finalization resulted in an increase of $442,996 of the inventory acquired, with an offsetting reduction to goodwill for the same amount. The goodwill that was acquired is tax deductible over 15 years.

LIMCO-PIEDMONT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 2 – ACQUISITION OF PIEDMONT (contd.)

The operations of Piedmont are included in the consolidated statements since July 1, 2005.

The unaudited pro forma information below assumes that the acquisition had been consummated on January 1, 2005, and includes the effect of amortization of intangible assets from that date. This data is presented for information purposes only and is not necessarily indicative of the results of future operations or the results that would have been achieved had the acquisition taken place on those dates. The pro forma information is as follows:

Year ended December 31, 2005 Unaudited
(in thousands, except per share amounts)

Net revenues	$47,663
Net income	1,501
Basic, and diluted net income per share	0.17

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisition occurred as of January 1, 2005, nor are they necessarily indicative of the results that may occur in the future.

NOTE 3 – INVENTORIES

Inventories are composed of the following:

	December 31,
	2007	2006
	(in thousands)

Raw material	$4,733	$5,399
Work in process	4,796	3,348
Spare parts assemblies	6,862	5,864

	$16,391	$14,611

The reserve for inventory obsolescence was $299,059 and $0 at December 31, 2007 and 2006, respectively

LIMCO-PIEDMONT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2007	2006
	(in thousands)

Cost:
Land, buildings, and leasehold improvements	$1,842	$1,815
Machinery and equipment	5,053	2,486
Motor vehicles	156	143
Office furniture and equipment	1,773	1,478

	8,824	5,922
Accumulated depreciation and amortization	3,655	3,002

	$5,169	$2,920

NOTE 5 – INTANGIBLE ASSETS, NET

a.	Intangible assets:

	December 31,
	2007	2006	Life
	(in thousands)

Cost:
Customer relationships	$1,937	$1,937	10
Lease at below market rates	97	97	2.5
Consulting service agreement	6	6	0.3
Non-compete agreement	653	653	3
Trade name	128	128	10
Certificates	76	76	7

	2,897	2,897
Accumulated amortization	1,188	714

	$1,709	$2,183

Amortization expenses amounted to $473,824, $477,510 and $237,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

b.	Estimated amortization expenses for the years ending:

Year ending December 31,	Amortization expenses (in thousands)

2008	$326
2009	217
2010	217
2011	218
2012	212
Thereafter	519

$1,709

LIMCO–PIEDMONT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 6 – OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2007	2006
	(in thousands)

Employees and payroll accruals	$938	$1,194
Advances and other accrued expenses	166	1,090
Liability with respect to non-compete agreement	145	360
Rebate on sales	142	184
Accrued income taxes	177	10

	$1,568	$2,838

NOTE 7 – TRANSACTIONS WITH RELATED PARTIES

a.	Transactions with related parties:

	December 31,
	2007	2006	2005
	(in thousands)

Management fees, net	$-	$520	$140
Purchases	4,830	3,740	2,960

Historically, the Company has purchased a majority of its cores for heat exchangers from its Parent. In January 2007, the Company entered into a manufacturing agreement in which it is required to purchase all cores required for its heat exchangers from its Parent through January 31, 2017. Heat exchanger not manufactured by the Parent may be purchased from other vendors, including Hamilton Sundstrand.

Parent company payables as of December 31, 2007 and 2006 were $1,762,000 and $3,122,000 respectively. Parent company payables are unsecured and provide for no interest payments.

LIMCO–PIEDMONT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 7 – TRANSACTIONS WITH RELATED PARTIES (contd.)

b.	Long-term debt, related party:

The Company’s long-term debt due to its Parent consisted of the following at December 31:

	December 31,
	2007		2006
	(in thousands)

Term loan with principal payments of $500,000 due June 30,
2009 and 2010, and interest payments due quarterly at a
rate of Libor + 3% (8.38% at December 31, 2006)	$	---	$1,000
Term loan with principal payments of $1,000,000 due June 30,
2008, 2009 and 2010, and interest payments due quarterly
at a rate of 7.25%		---	3,000

Total debt		---	4,000
Less - current maturities		---	---

	$	---	$4,000

The term loans were repaid from the proceeds of the initial public offering, which the Company completed on July 23, 2007.

NOTE 8 – LONG-TERM DEBT

The Company’s long-term debt consisted of the following at December 31:

	December 31,
	2007		2006
	(in thousands)

Term loan to bank together with interest at a rate of
Libor plus 1.3%	$	---		$4,000

Less - current maturities		---		(4,000)

	$	---	$	---

The term loan was renewed on July 1, 2007 for 45 days, and was repaid from the proceeds of the initial public offering, which the Company completed on July 23, 2007.

LIMCO–PIEDMONT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 9 – EMPLOYEE SHARE BASED COMPENSATION

The Company entered into a share based compensation agreement with its CEO during August 2005. The compensation agreement is made up of 45,000 Phantom Stock options and stock options to be issued upon the completion of an IPO by the Company.

The Phantom Stock options had an exercise price of $6.37. At the date of exercise, the CEO received a cash payment for the difference between the exercise price and the average price of the Parent’s stock price for the 60 days preceding the exercise date. During the years ended December 31, 2007 and 2006, the Company recorded compensation expense of $324,700 and $347,945, respectively. There was no expense related to the Phantom Stock Options for the year ended December 31, 2005. At December 31, 2007 all of the Phantom Stock Options had been exercised.

Effective as of July 19, 2007, the date of our initial public offering, the Company established an incentive compensation plan, or the 2007 plan, under which it may issue options to purchase up to 600,000 shares of its common stock. Concurrently with the closing of the initial public offering, the Company issued a total of 404,250 options exercisable at $11.00 per share, the initial public offering price, to its directors, named executive officers and certain other key employees. The options vest in three equal annual installments, except for 66,000 options that vest in four equal semi-annual installments.

Compensation expense attributable to outstanding stock options was $390,000 (approximately $290,000 after tax), or $0.02 per share on both a basic and diluted basis, for the year ended December 31, 2007. As of December 31, 2007, the total unrecognized compensation cost related to non-vested stock awards was $1.8 million and the weighted average period over which the cost is expected to be recognized is approximately 3.1 years.

A summary of our stock option plan as of December 31, 2007 and changes during the year ended, December 31, 2007, is presented below:

	Options	Weighted average exercise price	Aggregate intrinsic value (1)	Weighted average contractual life remaining in years
	(in thousands)		(in thousands)

Outstanding at
January 1, 2007	---
Granted	404	$11

Outstanding at
December 31, 2007	404	$11	$570	4.5

Excisable at
December 31, 2007	---

Options expected to vest at
December 31, 2007	404

        (1) The intrinsic value of a stock option is the amount by which the market value of the underlying stock on December 31, 2007, exceeds the strike price of the option.

LIMCO–PIEDMONT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 9 – EMPLOYEE SHARE BASED COMPENSATION (contd.)

The weighted average grant date fair value of the stock options granted during the year ended December 31, 2007 was $5.38, excluding 66,000 options whose fair value was $4.94 as a result of a shorter vesting period.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended December 31, 2007

Quantity	338,250	66,000
Weighted average expected stock price volatility	62%	62%
Weighted average expected option life (in years)	3.50	2.92
Average risk free interest rate	4.96%	4.96%

Discount for post-vesting restriction	N/A	N/A

The expected term for stock options and awards is calculated based on the simplified method as defined by SAB No. 107.

NOTE 10 – INCOME TAXES

a.	Income tax expense for the years ended December 2007, 2006 and 2005, consists of the following:

	Year ended December 31,
	2007	2006	2005
	(in thousands)

Current income tax provision	$2,862	$2,507	$1,320
Deferred income tax provision	9	16	(246)

Total provision for income taxes	$2,871	$2,523	$1,074

b.	A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year ended December 31,
	2007	2006	2005

Statutory federal income tax rate	34.0%	34.0%	34.0%
State taxes (net of federal benefit)	3.8%	4.0%	2.6%
Tax-exempt interest	(2.0)%	---	---
Indian employment credit	(0.3)%	(0.1)%	(0.4)%
Manufacturers' deduction	(0.1)%	(0.4)%	(1.1)%
Stock-based compensation	0.5%	---	---
Other - net	(0.3)%	(0.7)%	0.6%

Effective income tax rate	35.6%	36.8%	35.7%

LIMCO–PIEDMONT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 10 – INCOME TAXES (contd.)

c.	The deferred tax assets and liabilities are as follow at December 31:

	December 31,
	2007	2006
	(in thousands)

Assets:
Employee compensation	$204	$187
Allowance for doubtful accounts	50	98
Inter-company expenses with Parent	-	111
Inventory	232	142
Other	16	18

Total assets	502	556

Liabilities:
Intangible assets including goodwill	(102)	(95)
Property, plant and equipment	(302)	(341)
Prepaid assets	(97)	(110)

Total liabilities	(501)	(546)

Deferred tax, net	$1	$10

d.	The Company has unrecognized tax benefits which are the difference between a tax positions taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to FIN 48.

A reconciliation of the beginning and ending amount of recognized provision is as follow:

Amount

Balance at 1, 2007	$147,255

Additions for tax positions of prior years	100,745

Reduction for tax positions of prior years	---

Settlements with taxing authorities	---

Balance at December 31, 2007	$248,000

LIMCO–PIEDMONT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 11 – OPERATING LEASES

The Company leases various office equipment and facilities under non-cancelable operating leases with expiration dates through November 2009. The monthly rental range expense is from approximately $100 to $9,000.

Total operating lease rentals charged to expense during the years ended December 2007, 2006 and 2005 were approximately $330,610, $217,347, and, $217,347, respectively. Net minimum annual future rental under non-cancelable operating leases as of December 31, 2007, are as follow:

Year	Amount
(in thousands)

2008	$214
2009	214
2010	158
2011	131

Total	$717

NOTE 12 – DEFINED CONTRIBUTION PLAN

The Company sponsors a 401(K) profit sharing plan covering substantially all employees. The plan permits the employer to contribute a discretionary amount for a plan year, which the employer designates as qualified non-elective contribution. Contributions to the plan by the Company were $155,146, $175,847 and $62,691 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 13 – SUPPLEMENTAL BALANCE SHEET INFORMATION

Account Receivable

Reserves and Allowances
Balance, as of December 31, 2005	$361,241
Additions	42,770
Write-offs, net of recoveries	(159,445)

Balance, as of December 31, 2006	244,566
Additions	10,362
Write-offs, net of recoveries	(114,895)

Balance, as of December 31, 2007	$140,033

LIMCO–PIEDMONT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 14 – SEGMENT DISCLOSURE

a.	Segment Activities Disclosure:

The Company manages its business on a basis of two reportable segments since the acquisition of Piedmont on July 6, 2005. The Company’s reportable segments are as follows:

—	The maintenance, repair and overhaul (MRO) segment focuses on remanufacture, overhaul and repair of heat transfer equipment and other aircraft components and of repair of APUs, propellers and landing gears.

—	Parts segment (part of Piedmont’s business) focuses on sales of parts of APUs, propellers and landing gears.

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

The following financial information is the information that management uses for analyzing the results. The figures are presented in consolidated method as presented to management.

	Year ended December 31, 2007
	MRO	Parts	Corporate		Consolidated
	(in thousands)

Revenue	$49,392	$20,384	$	---	$69,776
MRO services cost	35,205	---		---	35,205
Part services cost	---	16,603		---	16,603
Selling and marketing	2,088	525		---	2,613
General and administrative	1,514	455		5,012	6,981
Amortization of intangibles	474	---		---	474

Operating income	$10,111	$2,801		$(5,012)	$7,900

LIMCO–PIEDMONT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 14 – SEGMENT DISCLOSURE (contd.)

	Year ended December 31, 2006
	MRO	Parts	Corporate	Consolidated
	(in thousands)

Revenue	$43,824	$15,197	---	$59,021
MRO services cost	32,214	---	---	32,214
Part services cost	---	12,834	---	12,834
Selling and marketing	1,663	613	---	2,276
General and administrative	721	404	2,771	3,896
Amortization of intangibles	478	---	---	478

Operating income	$8,748	$1,346	$(2,771)	$7,323

	Year ended December 31, 2005
	MRO	Parts	Corporate		Consolidated
	(in thousands)

Revenue	$27,601	$4,055	$	---	$31,656
MRO services cost	21,458	---		---	21,458
Part services cost	---	2,812		---	2,812
Selling and marketing	1,278	81		---	1,359
General and administrative	591	393		1,583	2,567
Amortization of intangibles	237	---		---	237

Operating income	$4,037	$769		$(1,583)	$3,223

c.	The following presents total sales, based on the location of the end customers, for the years ended December 31, 2007, 2006 and 2005:

	Year ended December 31,
	2007	2006	2005
	(in thousands)

Asia	$2,444	$1,963	$1,041
United States	48,632	43,043	20,154
Europe	14,895	12,401	7,436
Israel and Other	3,805	1,614	3,025

	$69,776	$59,021	$31,656

LIMCO–PIEDMONT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 14 – SEGMENT DISCLOSURE (contd.)

d.	The following presents long-lived assets as of December 31, 2007 and 2006:

	December 31, 2007
	MRO	Parts	Corporate	Consolidated
	(in thousands)

Total assets	$33,299	$3,522	$35,882	$72,703
Capital investments	2,884	15	-	2,899
Depreciation and amortization	1,123	2	-	1,125

	December 31, 2006
	MRO	Parts	Corporate	Consolidated
	(in thousands)

Total assets	$29,131	$3,542	$5,339	$38,012
Capital investments	358	-	-	358
Depreciation and amortization	1,016	2	-	1,018

NOTE 15 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2007
	March 31	June 30	Sep. 30	Dec. 31
	(in thousands)

Net sales	$20,214	$18,042	$16,644	$14,876
Operating income	$2,366	$2,821	$1,875	$838
Net income	$1,410	$1,565	$1,430	$789
EPS	$0.16	$0.17	$0.12	$0.06

	2006
	March 31	June 30	Sep. 30	Dec. 31
	(in thousands)

Net sales	$12,252	$13,652	$14,477	$18,640
Operating income	$1,569	$1,640	$2,010	$2,104
Net income	$907	$932	$1,187	$1,303
EPS	$0.10	$0.10	$0.13	$0.14

	2005
	March 31	June 30	Sep. 30	Dec. 31
	(in thousands)

Net sales	$3,980	$4,374	$10,032	$13,270
Operating income	$478	$602	$957	$1,186
Net income	$329	$438	$463	$707
EPS	$0.04	$0.05	$0.05	$0.08

The results for the first and the second quarters of fiscal 2005 include the stand-alone financial statements of Limco-Airepair, Inc. The remaining periods presented also include the financial information of Piedmont.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.	CONTROLS AND PROCEDURES

        Not applicable.

ITEM 9A.(T)	CONTROLS AND PROCEDURES

        In connection with the preparation of this annual report, our management has performed an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our company's disclosure controls and procedures were effective.

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

        None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated by reference from a definitive proxy statement (the "Proxy Statement") that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A.

        We have adopted a Code of Business Practices for our principal executive, financial and accounting officers. This documents is published on our website, www.Limco-Piedmont.com, and will be provided upon written request to the our Chief Financial Officer at its executive offices, 5304 S. Lawton Ave., Tulsa, Oklahoma 74100. We intend to disclose any amendments to this Code by posting such information on our website, as well as disclosing any waivers of this code applicable to our principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers who perform similar functions through such means or by filing a Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference in the Proxy Statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference in the Proxy Statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference in the Proxy Statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference in the Proxy Statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are included as part of this Annual Report on Form 10-K.

(1)	Financial Statements

(2)	Financial Statement Schedules

All schedules are omitted as the information is not required, is not material or is otherwise provided.

(3)	List of exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-142157) (the "Registration Statement"))

3.2	Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit 4.4 to the Registration Statement)

4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 4.3 to the Registration Statement)

10.1	Form of Registration Rights Agreement between the Registrant and TAT Technologies Ltd. (incorporate herein by reference to Exhibit 10.1 to the Registration Statement)

10.2	Limco Piedmont Inc. 2007 Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the Registration Statement)

10.3	Separation Agreement dated as of March 26, 2007 between Registrant and TAT Technologies Ltd. (incorporated herein by reference to Exhibit 10.3 to the Registration Statement)

10.4	Allocation of Activity Agreement dated as of March 26, 2007 between Registrant and TAT Technologies Ltd. (incorporated herein by reference to Exhibit 10.4 to the Registration Statement)

10.5	Manufacturing License Agreement dated January 30, 2007 between Registrant and TAT Technologies Ltd. (incorporated herein by reference to Exhibit 10.5 to the Registration Statement)

10.6	Restated Employment Agreement dated as of June 25, 2007 between Registrant and Shaul Menachem (incorporated herein by reference to Exhibit 10.9 to the Registration Statement)

10.7	Employment Agreement dated March 20, 2006 between Registrant and Shabtai Moshiashvili (incorporated herein by reference to Exhibit 10.10 to the Registration Statement)

10.8	Membership Interest Purchase Agreement dated May 24, 2005 between Limco-Airepair, Inc. and Claude L. Buller, Thomas W. Ferrell, Paul R. Hilliard and Jim Taylor and Piedmont Aviation Component Services, LLC (incorporated herein by reference to Exhibit 10.13 to the Registration Statement)

10.9	Amendment to Membership Interest Purchase Agreement dated July 6, 2005 by and between Limco-Airepair, Inc. and Claude L. Buller, Thomas W. Ferrell, Paul R. Hilliard and Jim Taylor and Piedmont Aviation Component Services, LLC (incorporated herein by reference to Exhibit 10.14 to the Registration Statement)

21*	Subsidiaries of Registrant

24	Power of Attorney (included on signature page)

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-149a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-149a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2008.

LIMCO-Piedmont Inc. By: /s/ Shaul Menachem —————————————————— Shaul Menachem, Chief Executive Officer March 20, 2008

Power of Attorney

        Each person whose signature appears below authorizes Shaul Menachem and Shabtai Moshiashvili, or any one of them each of whom may act without joinder of the others, to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this annual report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Giora Inbar	Chairman and Director	March 20, 2008
——————————————
Giora Inbar

/s/ Shaul Menachem	Chief Executive Officer and	March 20, 2008
——————————————	Director
Shaul Menachem

/s/ Shabtai Moshiashvili	Chief Financial Officer (Principal	March 20, 2008
——————————————	Financial and Accounting Officer)
Shabtai Moshiashvili

/s/ Lawrence W. Findeiss	Director	March 20, 2008
——————————————
Lawrence W. Findeiss

/s/ Jacob Gesthalter	Director	March 20, 2008
——————————————
Dr. Jacob Gesthalter

/s/ Michael Gorin	Director	March 20, 2008
——————————————
Michael Gorin

/s/ Israel Ofen	Director	March 20, 2008
——————————————
Israel Ofen

/s/ Avi Ortal	Director	March 20, 2008
——————————————
Avi Ortal

/s/ Dov Zeelim	Director	March 20, 2008
——————————————
Dov Zeelim