Form 10-Q
period 2008-03-31
LIMCO-PIEDMONT INC
filed 2008-05-15
CIK 1395943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Yes        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No

As of May 12, 2008 the Registrant had 13,205,000 shares outstanding.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

Forward-Looking Statements

The following discussion of our financial condition and results of operations reflects our current views with respect to future events and financial results and should be read in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this Quarterly Report on Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’), and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), and are subject to the ‘‘safe harbor’’ created by those sections. Words such as ‘‘anticipate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘believe,’’ ‘‘seek,’’ ‘‘outlook’’ and ‘‘estimate’’ as well as similar words and phrases signify forward-looking statements. Our forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled ‘‘Risk Factors’’ set forth in Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (‘‘SEC’’), and those detailed from time to time in our other filings with the SEC. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future .

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$8,360	$5,039
Short-term investments	22,886	28,806
Accounts receivable (net of allowance for doubtful accounts of $102 and $140 at March 31, 2008 and December 31, 2007, respectively)	11,016	9,328
Other accounts receivable and prepaid expenses	828	1,481
Inventories	19,850	16,391
Total current assets	62,940	61,045
Property, plant and equipment, net	5,654	5,169
Intangible assets, net	1,600	1,709
Goodwill	4,780	4,780
Other long-term assets	—	—
Total assets	$74,974	$72,703
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payables	$5,264	$5,084
Cash in excess bank balances	893	—
Parent company payables	2,009	1,762
Other accounts payable and accrued expenses	1,434	1,568
Total current liabilities	9,600	8,414
Long-Term Liabilities:
Long-term debt, related party	—	—
Deferred income taxes	404	404
Total long-term liabilities	404	404
Total liabilities	10,004	8,818
Commitments and contingencies
Shareholders’ Equity:
Common stock, $0.01 par value; 25,000 shares authorized, 13,205 and 13,205 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	132	132
Additional paid-in capital	49,205	49,004
Retained earnings	15,752	14,749
Accumulated other comprehensive loss	(119)	—
Total shareholders’ equity	64,970	63,885
Total liabilities and shareholders’ equity	$74,974	$72,703

See notes to unaudited condensed consolidated financial statements.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three months ended March 31,
	2008	2007
Revenue
MRO services	$12,985	$12,440
Parts services	4,135	7,774
Total revenue	17,120	20,213
Cost and operating expenses
MRO services	9,624	8,358
Parts services	3,306	7,025
Selling and marketing	766	640
General and administrative	1,910	1,707
Amortization of intangibles	109	118
Operating income	1,405	2,366
Other income (expense)
Interest income	293	54
Interest expense	(118)	(155)
Total other income (expense)	175	(101)
Income before taxes	1,580	2,265
Provision for income taxes	577	855
Net income	$1,003	$1,410
Net income per share:
Basic	$0.08	$0.16
Diluted	$0.08	$0.16
Weighted average number of common shares outstanding:
Basic	13,205	9,000
Diluted	13,037	9,000

See notes to unaudited condensed consolidated financial statements.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Comprehensive Income	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance at January 1, 2008	13,205	$132	$49,004	—	$14,749	—	$63,885
Net income for the period	—	—	—	—	1,003	1,003	1,003
Other Comprehensive loss, net of tax	—	—	—	(119)	—	(119)	(119)
Share based compensation expense	—	—	201	—	—	—	201
Balance at March 31, 2008	13,205	$132	$49,205	(119)	$15,752	889	$64,970

See notes to unaudited condensed consolidated financial statements.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2008	2007
Cash flow from operating activities:
Net income	$1,003	$1,410
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	339	260
Share based compensation expenses	201	—
Loss on sale of marketable securities	118	—
Changes in allowance for doubtful accounts	(38)	(90)
Changes in certain operating assets and liabilities:
Increase in accounts receivable	(1,650)	(2,071)
Decrease in other accounts receivable and prepaid expenses	652	12
Increase in inventories	(3,458)	(763)
Decrease in accounts payable, other accounts payable and accrued expenses	46	(560)
Increase in Parent company account	247	620
Net cash used in operating activities	(2,540)	(1,183)
Cash flows from investing activities:
Sale of investments and other assets	5,683	—
Purchases of property and equipment	(715)	(81)
Net cash provided by (used in) investing activities	4,968	(81)
Cash flows from financing activities:
Increase in checks issued in excess of bank balance	893	298
Capitalized initial public offering costs	—	(482)
Proceeds from interest from investments	—	—
Gain/loss from sale of investments	—	—
Net cash provided by (used in) financing activities	893	(184)
Increase (decrease) in cash and cash equivalents	3,321	(1,448)
Cash and cash equivalents at the beginning of period	5,039	4,309
Cash at the end of period	$8,360	$2,861

See notes to unaudited condensed consolidated financial statements.

Note 1 — General

a.    Limco-Piedmont Inc. (‘‘the Company’’), a Delaware corporation, is a majority-owned subsidiary of TAT Technologies Ltd. (the ‘‘Parent’’). The Company is principally engaged in:

•	The repair and overhaul of heat transfer components, auxiliary power units (‘‘APUs’’), propellers, landing gear and pneumatic ducting.

•	Inventory management and parts services for commercial, regional and charter airlines and business aircraft owners.

The Company’s primary operations are located in Tulsa, Oklahoma and Kernersville, North Carolina. The principal markets of the Company are Europe, the United States and Latin America. The Company sells its products mainly to the aircraft industry.

b.    Unaudited Interim Results:

The accompanying condensed consolidated financial statements of Limco-Piedmont Inc. and subsidiaries (the ‘‘Company’’) presented herein have been prepared by the Company and are unaudited. They do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report 10K filed with the Securities and Exchange Commission dated March 21, 2008, In the opinion of the Company’s management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for all periods presented. The results of operations for the three month periods ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other interim period or for any other future year.

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 — Short-Term Investments

Short-term investments are accounted for in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 115, ‘‘Accounting for Certain Investment in Debt and Equity Securities’’. Management determines the classification of its investments in marketable debt and equity securities at the time of purchase and reevaluates such determinations as of each balance sheet date. As of December 31, 2007, all marketable securities covered by SFAS No. 115, were designated as available-for-sale. Securities available-for-sale are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of shareholder’s equity. Realized gains and losses and declines in market value judged to be other than temporary, of which there were none for the period ended March 31, 2008, are included in other income. Interest and dividends are also included in other income. Our short-term investments consist of auction rate tax-exempt securities and corporate and government bonds with maturities with one to four years. The Company’s investments in corporate and government bonds, have maturities past one year, however, the Company classifies these investments as available-for-sale and therefore has classified them as short-term securities. Should management determine that these securities were to be held longer than one year then they would be classified as long-term securities.

Auction rate securities are variable rate debt securities. While the underlying security has a long-term nominal maturity, the interest rate is reset through auctions that are typically held every 7, 28, or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. We classify these securities as short-term because we intend to liquidate them as the need for working capital arises in the ordinary course of business and we are able to liquidate them or roll them over to the next reset period. During the first three months of the year the Company determined to liquidate its holdings of variable rate debt securities and in January and February 2008 it sold approximately 90% if its auction rate tax-exempt securities portfolio and reinvested the proceeds in high-grade corporate debt, governmental debt instruments and money market funds. The remaining 10% will be liquidated as the market allows. Subsequent to quarter end approximately $475,000 of auction rate securities were liquidated and $3,000,000 remains invested in these securities.

In September 2007, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements,’’ or SFAS 157. Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its financial position and results of operations.

Note 3 — Inventories

Inventories are composed of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Raw material	$5,909	$4,733
Work in process	4,921	4,796
Spare parts assemblies	9,020	6,862
	$19,850	$16,391

Inventories are shown net of allowances for obsolescence of $431,933 and $299,059 at March 31, 2008 and December 31, 2007, respectively.

Note 4 — Related Parties

a.    Transactions with related parties:

	Three months ended March 31,
	2008	2007
	(in thousands)
Purchases	$1,602	$1,054

Historically, the Company has purchased a majority of its cores for heat exchangers from its Parent. In January 2007, the Company entered into a manufacturing agreement in which it is required to purchase all cores required for its heat exchangers from its Parent through January 31, 2017. Heat exchangers not manufactured by the Parent may be purchased from other vendors, including Hamilton Sundstrand.

Parent company payables as of March 31, 2008 and December 31, 2007 were $2,009,356 and $1,762,000 respectively. Purchases with the parent company include inventory, insurance costs and certain board of director fees. Parent company payables are unsecured and provide for no interest payments.

Note 5 — Net Income Per Share

The consolidated statements of income present basic and diluted net income per share. Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earning per share considers the potential effect of dilution on basic earning per share assuming potentially dilutive securities that meet certain criteria, such as stock options, were outstanding since issuance. The treasury stock method is used to determine the dilutive effect of potentially dilutive securities. There were 383,000 stock options that were excluded from this calculation, as their inclusion would have been anti-dilutive.

The following table reconciles basic shares outstanding to diluted shares outstanding:

	Three months ended March 31,
	(in thousands)
	2008	2007
Weighted average number of basic shares outstanding	13,205	9,000
Dilutive effect of stock-based compensation	2	—
Weighted average number of diluted shares outstanding	13,207	9,000

Note 6 — Employee Share Based Compensation

The Company entered into a share based compensation agreement with its CEO during August 2005. The compensation agreement is made up of 45,000 Phantom Stock options and stock options to be issued upon the completion of an IPO by the Company.

The Phantom Stock options had an exercise price of $6.37. At the date of exercise, the CEO received a cash payment for the difference between the exercise price and the average price of the Parent’s stock price for the 60 days preceding the exercise date. At March 31, 2007, the Company recorded compensation expense of $320,511, related to phantom stock. The Company recorded a liability related to the Phantom Stock Options of $265,987 as of March 31, 2007. At December 31, 2007 all of the Phantom Stock Options had been exercised.

Effective as of July 19, 2007, the date of our initial public offering, the Company established an incentive compensation plan, or the 2007 plan, under which it may issue options to purchase up to 600,000 shares of its common stock. The options vest in three equal annual installments, except for 66,000 options that vest in four equal semi-annual installments. All options expire five years from date of grant.

Compensation expense attributable to outstanding stock options was $201,417 or $.01 per share on both a basic and diluted basis, for the three months ended March 31, 2008. As of March 31, 2008, the total unrecognized compensation cost related to non-vested stock awards was $1.5 million and the weighted average period over which the cost is expected to be recognized is approximately 2.8 years.

A summary of our stock option plan as of March 31, 2008, is presented below:

	Options	Weighted average exercise price	Aggregate intrinsic value(1)	Weighted average contractual life remaining in years
	(in thousands)		(in thousands)
Outstanding at January 1, 2008	404	$11.00	—	—
Granted	30	$6.16	−	—
Cancelled	(21)	$11.00	—	—
Outstanding at March 31, 2008	413	$10.65	$18.90	4.37
Exercisable at March 31, 2008	33	$11.00	$—	4.25
Options expected to vest at March 31, 2008	380

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock on March 31, 2008, exceeds the strike price of the option.

The weighted average grant date fair value of the stock options granted during the three months ended March 31, 2008 was $2.16.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three months ended March 31, 2008
Weighted average expected stock price volatility	61%
Weighted average expected option life (in years)	3.50
Average risk free interest rate	3.55%
Discount for post-vesting restriction	N/A

The expected term for stock options and awards is calculated based on the simplified method as defined by SAB No. 107.

Note 7 — Segment Reporting

a.    The Company manages its business on a basis of two reportable segments since the acquisition of Piedmont on July 6, 2005. The Company’s reportable segments are as follows:

•	The maintenance, repair and overhaul (MRO) segment focuses on remanufacture, overhaul and repair of heat transfer equipment and other aircraft components and of repair of APUs, propellers and landing gears.

•	Parts segment (part of Piedmont’s business) focuses on sales of parts of APUs, propellers and landing gears.

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

The following financial information is a summary of the operating income of each operational segment:

	Three months ended March 31, 2008
	MRO	Parts	Corporate	Consolidated
	(in thousands)
Revenue	$12,985	$4,135	$—	$17,120
MRO services cost	9,624	—	—	9,624
Part services cost	—	3,306	—	3,306
Selling and marketing	355	169	142	666
General and administrative	583	201	1,226	2,010
Amortization of intangibles	109	—	—	109
Operating income (expense)	$2,314	$459	$(1,368)	$1,405

	Three months ended March 31, 2007
	MRO	Parts	Corporate	Consolidated
	(in thousands)
Revenue	$12,440	$7,774	$—	$20,214
MRO services cost	8,358	—	—	8,358
Part services cost	—	7,025	—	7,025
Selling and marketing	464	176	—	640
General and administrative	266	138	1,303	1,707
Amortization of intangibles	118	—	—	118
Operating income (expense)	$3,234	$435	$(1,303)	$2,366

c.    The following presents long-lived assets as of:

	March 31, 2008
	MRO	Parts	Corporate	Consolidated
	(in thousands)
Total assets	$37,585	$5,270	$32,119	$74,974
Capital investments	715	—	—	715
Depreciation and amortization	339	—	—	339

	December 31, 2007
	MRO	Parts	Corporate	Consolidated
	(in thousands)
Total assets	$33,299	$3,522	$35,882	$72,703
Capital investments	2,884	15	—	2,899
Depreciation and amortization	1,123	2	—	1,125

Note 8 — Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115’’ (SFAS No. 159). SFAS No. 159 establishes a fair value option permitting entities to elect the option to measure eligible financial instruments and certain other items at fair value on specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The fair value option may be applied on an instrument-by-instrument basis, with a few exceptions, is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for annual periods beginning after November 15, 2007 and for certain provisions for annual periods beginning after November 15, 2008, and should not be applied retrospectively to fiscal years beginning prior to the effective date. On the adoption date, an entity may elect the fair value option for eligible items existing at that date and the adjustment for the initial remeasurement of those items to fair value should be reported as a cumulative effect adjustment to the opening balance of retained earnings. This statement became applicable to the Company as of the year beginning January 1, 2008, and the Company did not elect to apply SFAS 159 to its financial assets and liabilities. Therefore the adoption of SFAS 159 has had no impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), ‘‘Business Combinations’’ (SFAS 141(R)). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for annual periods beginning after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interest in Consolidated Financial Statements’’ (SFAS 160). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. The adoption of SFAS 160 is not expected to have a material impact on our Consolidated Financial Statements.

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

Our consolidated financial statements have been prepared on the historical cost basis and present our financial position, results of operations and cash flows as derived from TAT Technologies’ historical financial statements. TAT Technologies has historically provided us with certain services including general and administrative services for employee benefit programs, insurance, legal, treasury and tax compliance. Currently, TAT Technologies provides certain insurance coverages that the Company reimburses TAT for. The financial information included in our financial statements does not necessarily reflect what our financial position and results of operations would have been had we operated as a stand-alone entity during the periods covered, and may not be indicative of our future operations or financial position.

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

Our management believes that our revenues and sources of revenues are among the key performance indicators for our business. Our revenues from our two principal lines of business for the three months ended March 31, 2008 and 2007 were as follows:

	Three months ended March 31,
	2008		2007
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
	(in thousands)
Revenues:
MRO Services	$12,985	75.8%	$12,440	61.5%
Parts services	4,135	24.2%	7,773	38.5%
Total revenues	$17,120	100.0%	$20,213	100.0%

The following table reflects the geographic breakdown of our revenues for each of the three month period ended March 31, 2008 and March 31, 2007:

	March 31, 2008		March 31, 2007
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
North America	$11,591	67.7%	$15,187	75.1%
Europe	3,303	19.3%	3,672	18.2%
Israel and other	1,505	8.8%	927	4.6%
Asia	721	4.2%	428	2.1%
Total	$17,120	100.0%	$20,214	100.0%

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

Results of Operations

The following table sets forth our statements of operations as a percentage of revenues for the periods indicated:

	Three months ended March 31,
	2008	2007
Revenue:
MRO services	75.8%	61.5%
Parts services	24.2%	38.5%
Total revenue	100.0	100.0
Costs and operating expenses:
MRO services	56.2	41.3
Parts services	19.3	34.8
Selling and marketing	3.9	3.2
General and administrative	11.7	8.4
Amortization of intangibles	0.6	0.6
Operating income	8.3	11.7
Financial income (expense), net	1.0	(0.5)
Income taxes	3.4	4.2
Net income	5.9%	7.0%

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

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenues.    Total revenues decreased by $3.1 million, to $17.1 million for the three months ended March 31, 2008 from $20.2 million for the three months ended March 31, 2007. The decrease in revenues was primarily attributable to slower than anticipated parts sales offset by growth in MRO revenues. During the first quarter of 2007 there was a one-time sale to Viva Aerobus for $2.7 million.

Revenues from MRO services, including OEM sales, increased by $600,000, to $13.0 million for the three months ended March 31, 2008 from $12.4 million for the three months ended March 31, 2007. The organic growth in MRO services revenues for the three months ended March 31, 2008, is a result of increased sales to historical customers and, to a lesser degree, sales to new customers. OEM product sales decreased by $100,000 to $1.5 million for the three months ended March 31, 2008 from $1.6 million for the three months ended March 31, 2007, primarily as a result of a large order during 2007 by Boeing.

Parts services revenues decreased by $3.6 million, to $4.1 million for the three months ended March 31, 2008 from $7.8 million for the three months ended March 31, 2007. The decrease in parts sales is primarily attributable to a one-time purchase of $2.7 million during the first three months of 2007 by Viva Aerobus, a Mexican airline and decreased purchases by existing customers.

Cost of revenues.    Cost of revenues decreased by $2.5 million, to $12.9 million for the three months ended March 31, 2008 from $15.4 million for the three months ended March 31, 2007. Contributing to the decrease in cost of revenues for MRO services was a decrease in the sales of parts offset by an increase in the costs of parts used for this activity, higher wages paid to our plant workers in an effort to reduce turnover and to attract new employees, and the mix of MRO services during the quarter. Cost of revenues for parts services decreased by $3.7 million, to $3.3 million for the three months ended March 31, 2008 from $7.0 million for the three months ended March 31, 2007, principally as a result of our decreased parts revenues.

Selling and marketing expenses.    Selling and marketing expenses increased by $26,000 to $666,000 for the three months ended March 31, 2008 from $640,000 for the three months ended March 31, 2007. Our selling and marketing expenses as a percentage of revenues increased to 3.9% for the three months ended March 31, 2008, from 3.2% for the three months ended March 31, 2007. The increase in selling and marketing expenses is primarily attributable commissions paid and heightened sales and marketing efforts.

General and administrative expenses.    General and administrative expenses increased by $303,000, to $2.0 million for the three months ended March 31, 2008 from $1.7 million for the three months ended March 31, 2007. The increase in general and administrative expenses is primarily attributable our increased fees we incurred being a public company for audit fees, legal fees and consulting related to Sarbanes-Oxley costs. There was $201,000 of non-cash stock based compensation expense included in general and administrative expenses during the first quarter of 2008 compared to none in the first quarter of 2007.

Operating income.    Our operating income decreased by $960,000, to $1.4 million for the three months ended March 31, 2008 from $2.4 million for the three months ended March 31, 2007. The decrease is attributable primarily to an increase in general and administrative expenses and lower sales revenues from parts due to a one-time sale during the first quarter of 2007. The operating income of our MRO services segment decreased by $920,000, to $2.3 million for the three months ended March 31, 2008 from $3.2 million for the three months ended March 31, 2007. The decrease is attributable primarily to decreased revenues. The operating income of our parts services segment increased by approximately $24,000, to $459,000 for the three months ended March 31, 2008 from $435,000 for the three months ended March 31, 2007 as a result of decreased parts revenues related to a one-time sale to Viva Aerobus and a slight increase by other customers.

Interest income.    Interest income increased by $239,000 to $293,000 for the three months ended March 31, 2008 from $54,000 for the three months ended March 31, 2007, principally as a result of an increase in the amount of funds held in interest bearing accounts and short term investments following our initial public offering. We expect that our interest income for the remainder of 2008 will increase as a result of the investment of a significant portion of the proceeds of our initial public offering in short term investments.

Interest and financing expense.    Interest expense was zero for the three months ended March 31, 2008 compared to 155,000 for the three months ended March 31, 2007. The decrease in interest expense reflects our repayment of our outstanding indebtedness with a portion of the proceeds of our initial public offering. We had other financing expenses of $118,000 related to the sale of corporate bonds during the first quarter of 2008.

Income taxes.    Income taxes decreased by $278,000 to $577,000 for the three months ended March 31, 2008 from $855,000 for the three months ended March 31, 2007. The decrease in income tax expense is primarily attributable to our short-term tax free investments and our determination that our overall effective tax rate is lower because of these investments. Our effective tax rate was 36.5% for the three months ended March 31, 2008 compared to 37.8% for the three months ended March 31, 2007. We expect that our effective annual tax rate will be approximately 36.5%.

Liquidity and Capital Resources

As of March 31, 2008, we had cash of $8.4 million, and short-term investments of $22.9 million, consisting primarily of government and corporate bonds and auction rate tax exempt securities. Our total working capital was approximately $53.4 million. Our liquidity position resulted from the July 23, 2007, sale of 4,205,000 shares of common stock in our initial public offering from which we received net proceeds of approximately $42 million.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2008	2007
	(in thousands)
Net cash used in operating activities	$(2,541)	$(1,183)
Net cash provided by (used in) investing activities	4,968	(81)
Net cash provided by (used in) financing activities	893	(184)
Net increase (decrease) in cash and cash equivalents	3,320	(1448)
Cash and cash equivalents at beginning of period	5,039	4,309
Cash at end of period	$8,360	$2,861

Net cash used in operating activities was $2.5 million for the three months ended March 31, 2008. This amount was primarily attributable to a $1.7 million increase in accounts receivable, a $3.5 million increase in inventories required to support the increase in MRO revenues and the ramp up for a new parts contracts, a $46,000 decrease in accounts payable, and a $247,000 increase in amounts payable to TAT Technologies for the purchase of heat transfer components, offset in part by $1.0 million in net income and $339,000 of depreciation and amortization expenses.

Net cash provided by investing activities was $5.0 million for the three months ended March 31, 2008. We sold approximately $5.7 million in auction rate securities that were reinvested in money markets. We invested $715,000 for the purchase of property and equipment, including a brazier oven and other production machinery.

Net cash provided by financing activities was $893,000 for the three months ended March 31, 2008. This amount was attributable to increase in checks issued in excess of bank balance.

The following table summarizes our minimum contractual obligations and commercial commitments as of March 31, 2008 and the effect we expect them to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less than Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$720	$210	$368	$143	$—
Deferred tax liability	404	—	—	—	404
Total	$1,124	$210	$368	$143	$404

As of March 31, 2008, our principal commitments consisted of obligations outstanding under operating leases and our deferred tax liability. All of our long-term debt was repaid during 2007 with a portion of the proceeds of our initial public offering. We currently do not have significant capital spending or purchase commitments. In the last three years, we have experienced substantial increases in our expenditures as a result of the growth in our operations and personnel. We intend to increase our expenditures in the future consistent with our anticipated growth. We anticipate that our cash resources will be used primarily to fund our operating activities, as well as for capital expenditures and acquisitions.

We expect that we will have additional capital expenditures during 2008 primarily for expanded capabilities and capacity for our MRO services. We expect that our cash flow from operations will be sufficient to fund these capital expenditures.

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

Off-balance sheet arrangements

As of March 31, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Recent Accounting Pronouncements

For a discussion of applicable new accounting pronouncements see Note 8 to our Unaudited Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risks

Our exposure to foreign exchange risk primarily relates to our sales to offshore clients. We do not believe that we currently have any significant direct foreign exchange risk since such sales are denominated in dollars.

Investment Risk

We repaid our outstanding debt of $8 million as of June 30, 2007 that was due to our bank and parent company with a portion of the proceeds of our initial public offering. We invested the remaining net proceeds of the offering in corporate and government bonds and auction rate securities that are tax exempt. Our results of operations and cash flows will be subject to fluctuations due to changes in the interest rates applicable to our investments. We do not presently intend to use interest rate derivative instruments to manage our exposure to interest rate changes.

Item 4T.    Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by our company in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information was made known to them by others within the company, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. (do we need to add anything about my joining?)

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material developments to the legal proceedings disclosed under Part I, Item 3, ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the year ended December 31, 2007.]

Item 1A.    Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A, ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2007.]

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We sold 4,205,000 of our shares of common stock in our initial public offering on July 19, 2007. The aggregate offering price of the shares sold was $46.3 million. The total expenses of the offering were approximately $4.8 million. None of such expenses were paid directly or indirectly to directors, officers, or persons owning 10% or more of any class of equity securities of our company or to our affiliates. The net public offering proceeds to us, after deducting the total expenses were approximately $41.5 million. Such proceeds have been used to repay approximately $4.0 million in debt owed to TAT Technologies and $4.0 million in debt owed to Bank Leumi USA, and $2.2 million was used for the purchase of capital equipment and inventory. The remaining proceeds have been invested in cash, cash equivalents and short-term investments. As of March 31, 2008, we had $7.8 million in cash and cash equivalents and $22.3 million in short term investments.

During the quarter ended March 31, 2008 TAT Technologies (which may be deemed an ‘‘affiliated purchaser’’) acquired an aggregate of 19,286 shares of our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2008	—	—	—	—
February 1 – February 29, 2008	—	—	—	—
March 1 – March 31, 2008	19,286	$6.68	—	—
Total January 1 – March 31, 2008	19,286	$6.68	—	—

For more information on the use of proceeds from our initial public offering, see ‘‘Liquidity and Capital Resources’’ and notes to our financial statements included in this report on Form 10-Q.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMCO-PIEDMONT INC. (Registrant)
/s/ Shaul Menachem
Chief Executive Officer
/s/ Carla Covey
Chief Financial Officer

Date: May 15, 2008