Form 10-Q
period 2008-06-30
LIMCO-PIEDMONT INC
filed 2008-08-14
CIK 1395943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of July 31, 2008 the Registrant had 13,205,000 shares outstanding.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

Forward-Looking Statements
          The following discussion of our financial condition and results of operations reflects our current views with respect to future events and financial results and should be read in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this Quarterly Report on Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. Our forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” set forth in Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”), and those detailed from time to time in our other filings with the SEC. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$8,841	$5,039
Short-term investments	21,632	28,806

Accounts receivable (net of allowance for doubtful accounts of $127 and $140 at June 30, 2008 and December 31, 2007, respectively)	10,350	9,328
Inventories	20,492	16,391
Other accounts receivable and prepaid expenses	952	1,481

Total current assets	62,267	61,045

Property, plant and equipment, net	5,771	5,169
Intangible assets, net	1,492	1,709
Goodwill	4,780	4,780

Total assets	$74,310	$72,703

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payables	$5,026	$5,084
Cash in excess of bank balances	744	—
Parent company payables	1,952	1,762
Other accounts payable and accrued expenses	781	1,568

Total current liabilities	8,503	8,414

Long-Term Liabilities:
Deferred income taxes	404	404

Total liabilities	8,907	8,818

Shareholders’ Equity:
Common stock, $0.01 par value; 25,000 shares authorized, 13,205 and 13,205 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	132	132
Additional paid-in capital	49,134	49,004
Retained earnings	16,357	14,749
Accumulated other comprehensive income (loss)	(220)	—

Total shareholders’ equity	65,403	63,885

Total liabilities and shareholders’ equity	$74,310	$72,703

See notes to unaudited condensed consolidated financial statements.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue
MRO services	$13,225	$12,606	$26,210	$25,046
Parts services	4,452	5,436	8,587	13,209

Total revenue	17,677	18,042	34,797	38,255

Cost and operating expenses
MRO services	11,154	8,519	20,778	16,877
Parts services	3,588	3,790	6,894	10,814
Selling and marketing	660	662	1,426	1,302
General and administrative	1,444	2,132	3,354	3,839
Amortization of intangibles	109	118	218	236

Operating income	722	2,821	2,127	5,187

Other income (expense)
Interest income	224	217	396	271
Interest expense	—	(384)	—	(541)

Total other income (expense)	224	(167)	396	(270)

Income before taxes	946	2,654	2,523	4,917

Provision for income taxes	338	1,089	915	1,942

Net income	$608	$1,565	$1,608	$2,975

Basic and diluted net income per share	$.05	$0.17	$.12	$0.33

Basic and diluted shares outstanding	13,205	9,000	13,205	9,000

See notes to unaudited condensed consolidated financial statements.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

					Accumulated
			Additional		Other	Total	Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Income (loss)	Equity
Balance at January 1, 2008	13,205	$132	$49,004	$14,749	$—	$—	$63,885

Net income for the period	—	—	—	1,608	—	1,608	1,608

Other comprehensive income, net of tax	—	—	—	—	(220)	(220)	(220)

Share based compensation expense	—	—	130	—	—	—	130

Balance at June 30, 2008	13,205	$132	$49,134	$16,357	$(220)	$1,388	$65,403

See notes to unaudited condensed consolidated financial statements.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2008	2007
Cash flow from operating activities:
Net income	$1,608	$2,975
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	680	520
Share based compensation expenses	130	—
Change in unrealized loss on investments	(220)	—
Changes in allowance for doubtful accounts	(13)	(167)
Changes in certain operating assets and liabilities:
Increase in accounts receivable	(1,009)	(2,302)
Decrease in other accounts receivable and prepaid expenses	529	131
Increase in inventories	(4,102)	(807)
Decrease in accounts payable, other accounts payable and accrued expenses	(846)	(1,967)
Increase in Parent company account	190	936

Net cash used in operating activities	(3,053)	(681)

Cash flows from investing activities:
Sale of investments and other assets	7,175	(68)
Purchases of property and equipment	(1,064)	(146)

Net cash provided by (used in) investing activities	6,111	(214)

Cash flows from financing activities:
Increase in checks issued in excess of bank balance	744	395
Capitalized initial public offering costs	—	(1,079)

Net cash provided by (used in) financing activities	744	(684)

Increase (decrease) in cash and cash equivalents	3,802	(1,580)
Cash and cash equivalents at the beginning of period	5,039	4,309

Cash at the end of period	$8,841	$2,730

Cash paid during the period for:
Income taxes	$1,448	$1,745

Interest	$—	$500

See notes to unaudited condensed consolidated financial statements.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — General
     a. Limco-Piedmont Inc. (“the Company”), a Delaware corporation, is a majority-owned subsidiary, 62%, of TAT Technologies Ltd. (the “Parent”). The Company is principally engaged in:
     •      The repair and overhaul of heat transfer components, auxiliary power units (“APUs”), propellers, landing gear and pneumatic ducting.
     •      Inventory management and parts services for commercial, regional and charter airlines and business aircraft owners.
     The Company’s primary operations are located in Tulsa, Oklahoma and Kernersville, North Carolina. The principal markets of the Company are Europe, the United States and Latin America. The Company sells its products mainly to the aircraft industry.
     b. Unaudited Interim Results:
          The accompanying condensed consolidated financial statements of Limco-Piedmont Inc. and subsidiaries (the “Company”) presented herein have been prepared by the Company and are unaudited. They do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report 10K filed with the Securities and Exchange Commission dated March 21, 2008, In the opinion of the Company’s management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for all periods presented. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other interim period or for any other future year.
          Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.
Note 2 — Short-Term Investments
          Short-term investments are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investment in Debt and Equity Securities”. Management determines the classification of its investments in marketable debt and equity securities at the time of purchase and reevaluates such determinations as of each balance sheet date. As of June 30, 2008, all marketable securities covered by SFAS No. 115, were designated as available-for-sale. Securities available-for-sale are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of shareholder’s equity classified as other comprehensive income. Realized gains and losses and declines in market value judged to be other than temporary, of which there were none for the period ended June 30, 2008, are included in other income. The unrealized loss of $220,000 relates to short-term investments held less than one year. Interest and dividends are also included in other income. Our short-term investments consist of auction rate tax-exempt securities and corporate and government bonds with maturities with one to four years. The Company’s investments in corporate and government bonds, have maturities past one year, however, the company classifies these investments as available-for-sale and therefore has classified them as short-term securities. Should management determine that these securities were to be held longer than one year then they would be classified as long-term securities.

     Auction rate securities are variable rate debt securities. While the underlying security has a long-term nominal maturity, the interest rate is reset through auctions that are typically held every 7, 28, or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. We classify these securities as short-term because we intend to liquidate them as the need for working capital arises in the ordinary course of business and we are able to liquidate them or roll them over to the next reset period. During the first three months of the year the Company determined to liquidate its holdings of variable rate debt securities and in January and February 2008 it sold approximately 90% of its auction rate tax-exempt securities portfolio at par and reinvested the proceeds in high-grade corporate debt, governmental debt instruments and money market funds. The remaining balance of $3 million will be sold as the market allows.
     In September 2007, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company adopted SFAS 157 during the first quarter of 2008. Although the adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flows, we are now required to provide additional disclosures as part of our financial statements.
     SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     As of June 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis, including money market funds and available-for-sale securities. The Company’s available-for-sale securities include auction-rate securities which consist of municipal bonds with an auction reset feature whose underlying assets are state municipal bonds which are substantially backed by the federal government. As a result of failed auctions, these securities are currently illiquid through the normal auction process. As a result, quoted market prices and other observable market data are not available or diminished. Accordingly, these investments were valued using pricing models based on the net present value of estimated future cash flows as of June 30, 2008. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

     The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2008, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
		(in thousands)
Assets:

Money Market funds	$8,266	$—	$—	$8,266

Auction-rate securities		3,000	—	3,000

Municipal and Corporate bonds	18,632	—	—	18,632

Equity securities		—	—

Total	$26,898	$3,000	$—	$29,898

Note 3 — Inventories
Inventories are composed of the following:

	June 30,	December 31,
	2008	2007
Raw material	$5,503	$4,733

Work in process	6,440	4,796

Spare parts assemblies	8,549	6,862

	$20,492	$16,391

Inventories are shown net of allowances for obsolescence of $123,354, and $299,059 at June 30, 2008, and December 31, 2007, respectively.

Note 4 — Related Parties
     a. Transactions with related parties:

	Three months ended June 30,
	2008	2007
	(in thousands)
Purchases	$1,385	$654

	Six months ended June 30,
	2008	2007
	(in thousands)
Purchases	$2,987	$1,215

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
Parent company payables as of June 30, 2008 and December 31, 2007 were $1,952,000 and $1,762,000 respectively. Purchases from the Parent include cores and related products and insurance costs Parent company payables are unsecured and provide for no interest payments and are generally paid within 60 days.
Note 5- Net Income Per Share
The consolidated statements of income present basic and diluted net income per share. Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earning per share considers the potential effect of dilution on basic earning per share assuming potentially dilutive securities that meet certain criteria, such as stock options, were outstanding since issuance. The treasury stock method is used to determine the dilutive effect of potentially dilutive securities. There are 348,000 options outstanding that were anti-dilutive at June 30, 2008 and there are no warrants outstanding as of June 30, 2008.

     The following table reconciles basic shares outstanding to diluted shares outstanding:

	Three months ended		Six months ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2008	2007	2008	2007
Weighted average number of basic shares outstanding	13,205	9,000	13,205	9,000
Dilutive effect of stock options	—	—	—	—

Weighted average number of diluted shares outstanding	13,205	9,000	13,205	9,000

Note 7 — Employee Share Based Compensation
The Company entered into a share based compensation agreement with its CEO during August 2005. The compensation agreement is made up of 45,000 Phantom Stock options and other stock options to be issued upon the completion of an IPO by the Company.
The Phantom Stock options had an exercise price of $6.37. At the date of exercise, the CEO received a cash payment for the difference between the exercise price and the average price of the Parent’s stock price for the 60 days preceding the exercise date. At June 30, 2007, the Company recorded compensation expense of $320,511 related to the Phantom stock. The Company recorded a liability related to the Phantom Stock Options of $265,987 as of June 30, 2007. All of the Phantom Stock Options were exercised by December 31, 2007.
Effective as of July 19, 2007, the date of our initial public offering, the Company established an incentive compensation plan, or “the 2007 plan”, under which it may issue options to purchase up to 600,000 shares of its common stock. The options vest in three equal annual installments, except for 66,000 options that vest in four equal semi-annual installments. Options generally expire five to ten years from date of grant.
Compensation expense attributable to outstanding stock options was $(70,786) and $131,214, for the three and six months ended June 30, 2008, respectively. Compensation expense was negative for the three months ended June 30, 2008, as actual forfeitures exceeded the Company’s expectations. As of June 30, 2008, the total unrecognized compensation cost related to non-vested stock awards was $1.4 million and the weighted average period over which the cost is expected to be recognized is approximately 2.8 years.

A summary of our stock option plan as of June 30, 2008, is presented below:

				Weighted
				average
		Weighted		contractual
		average	Aggregate	life
		exercise	intrinsic	remaining
	Options	price	value (1)	in years
	(in		(in
	thousands)		thousands)
Outstanding at January 1, 2008	404	$11.00	—	—
Granted	45	$6.37	—	—
Cancelled	101	$11.00	—	—

Outstanding at June 30, 2008	348	$10.54	$—	4.37

Exercisable at June 30, 2008	33	$11.00	$—	4.25

Options expected to vest at June 30, 2008	315

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock on June 30, 2008, exceeds the strike price of the option.
The weighted average grant date fair value of the stock options granted during the six months ended June 30, 2008 was $2.16. There were 15,000 stock options granted during the three months ended June 30, 2008. These options had a weighted average grant date fair value of $2.16.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Six months ended
June 30, 2008
Weighted average expected stock price volatility	61%
Weighted average expected option life (in years)	3.50
Average risk free interest rate	3.55%

Discount for post-vesting restriction	N/A
Note 8 — Segment Reporting
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
The following financial information is a summary of the operating income of each operational segment:

	Six months ended June 30, 2008
	MRO	Parts	Corporate	Consolidated
		(in thousands)
Revenue	$26,210	$8,587	$—	$34,797
MRO services cost	20,778	—	—	20,778
Part services cost	—	6,894	—	6,894
Selling and marketing	725	273	428	1,426
General and administrative	1,420	450	1,484	3,354
Amortization of intangibles	218	—	—	218

Operating income (expense)	$3,069	$970	$(1,912)	$2,127

	Six months ended June 30, 2007
	MRO	Parts	Corporate	Consolidated
		(in thousands)
Revenue	$25,046	$13,209	$—	$38,255
MRO services cost	16,877	—	—	16,877
Part services cost	—	10,814	—	10,814
Selling and marketing	1,017	285	—	1,302
General and administrative	448	232	3,159	3,839
Amortization of intangibles	236	—	—	236

Operating income (expense)	$6,468	$1,878	$(3,159)	$5,187

	Three months ended June 30, 2008
	MRO	Parts	Corporate	Consolidated
		(in thousands)
Revenue	$13,225	$4,452	$—	$17,677
MRO services cost	11,154	—	—	11,154
Part services cost	—	3,588	—	3,588
Selling and marketing	360	169	131	660
General and administrative	837	250	357	1,444
Amortization of intangibles	109	—	—	109

Operating income (expense)	$765	$445	$(488)	$722

	Three months ended June 30, 2007
	MRO	Parts	Corporate	Consolidated
		(in thousands)
Revenue	$12,606	$5,436	$—	$18,042
MRO services cost	8,519	—	—	8,519
Part services cost	—	3,790	—	3,790
Selling and marketing	553	109	—	662
General and administrative	182	95	1,855	2,132
Amortization of intangibles	118	—	—	118

Operating income	$3,234	$1,442	$(1,855)	$2,821

The following presents long-lived assets as of:

	June 30, 2008
	MRO	Parts	Corporate	Consolidated
		(in thousands)
Total assets	$32,462	$11,946	$29,902	$74,310
Capital investments	1,064	—	—	1,064
Depreciation and amortization	680	—	—	680
Goodwill	4,780	—	—	4,780

	December 31, 2007
	MRO	Parts	Corporate	Consolidated
		(in thousands)
Total assets	$33,299	$3,522	$35,882	$72,703
Capital investments	2,884	15	—	2,899
Depreciation and amortization	1,123	2	—	1,125
Goodwill	4,780	—	—	4,780
Note 9 — Recently Issued Accounting Standards
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 establishes a fair value option permitting entities to elect the option to measure eligible financial instruments and certain other items at fair value on specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The fair value option may be applied on an instrument-by-instrument basis, with a few exceptions, is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for annual periods beginning after November 15, 2007 and for certain provisions for annual periods beginning after November 15, 2008, and should not be applied retrospectively to fiscal years beginning prior to the effective date. On the adoption date, an entity may elect the fair value option for eligible items existing at that date and the adjustment for the initial remeasurement of those items to fair value should be reported as a cumulative effect adjustment to the opening balance of retained earnings. We are currently assessing whether to apply the provisions of SFAS No. 159 to eligible financial instruments in place on the adoption date and the related impact on our financial statements. This statement became applicable to the Company as of the year beginning January 1, 2008, and the Company did not elect to apply SFAS 159 to its financial assets and liabilities. Therefore the adoption of SFAS 159 has had no impact on the Company’s financial position or results of operations.
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
In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities”, as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on our Consolidated Financial Statements.
Note 10 — Impairment of Long Lived Assets
The Company reviews long-lived assets, including intangible assets and goodwill, for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of June 30, 2008 the Company has experienced a significant drop in market capitalization. The Company has evaluated this change and feels at the current time that the entire MRO market is down due to economic pressures related to fuel costs in the market place and that this is not a significant drop of real value to the Company since MRO sales continue to be up for the Company. Management reviews its goodwill and intangibles each year for impairment.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Background
          Prior to our initial public offering on July 18, 2007, we operated as a wholly-owned subsidiary of TAT Technologies. We were incorporated in Delaware on February 28, 2007 as a successor to Limco-Airepair, Inc., which was incorporated as an Oklahoma corporation in 1995 upon the merger of three aerospace companies that had been acquired by TAT Technologies from 1992 through 1995. Prior to the consolidation of Limco-Airepair, Inc. into our company, the Company transferred all of its assets and liabilities associated with its Oklahoma operations to our wholly-owned subsidiary, Limco-Airepair Inc., a newly formed Delaware corporation.
          Prior to our acquisition of Piedmont in July 2005, our business was focused on providing MRO services for heat transfer components. With the acquisition of Piedmont, we expanded the scope of our MRO services to also include APUs, propellers and landing gear and added our parts services business.
          Our consolidated financial statements have been prepared on the historical cost basis and present our financial position, results of operations and cash flows as derived from TAT Technologies’ historical financial statements. TAT Technologies has historically provided us with certain services including general and administrative services for employee benefit programs, insurance, legal, treasury and tax compliance. Currently, TAT Technologies provides certain insurance coverages that are then reimbursed by the Company. The financial information included in our financial statements does not necessarily reflect what our financial position and results of operations would have been had we operated as a stand-alone entity during the periods covered, and may not be indicative of our future operations or financial position.
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

          Our management believes that our revenues and sources of revenues are among the key performance indicators for our business. Our revenues from our two principal lines of business for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
		% of		% of		% of		% of
		Total		Total		Total		Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
				(Revenues in thousands)
Revenues:
MRO Services	$13,225	74.8%	$12,606	69.9%	$26,210	75.3%	$25,046	65.5%
Parts services	4,452	25.2%	5,436	30.1%	8,587	24.7%	13,209	34.5%

Total revenues	$17,677	100.0%	$18,042	100.0%	$34,797	100.0%	$38,255	100.0%

          The following table reflects the geographic breakdown of our revenues for each of the three month and six month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
		% of		% of		% of		% of
		Total		Total		Total		Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
				(Revenues in thousands)
North America	$12,991	73.5%	$13,082	72.5%	$24,582	70.6%	$28,290	74.0%
Europe	3,649	20.5%	3,290	18.2%	$6,952	20.0%	6,932	18.1%
Asia	1,037	6.0%	515	2.9%	1,778	5.1%	943	2.5%
Other	—	—	1,155	6.4%	1,485	4.3%	2,090	5.4%

	$17,677	100.00%	$18,042	100.0%	$34,797	100.00%	$38,255	100.0%

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
Significant Developments
Subsequent to the second quarter, the company was awarded or provided purchase orders for a total of $7 million in additional business that will add to our backlog for 2009 and beyond. We were awarded a follow on contract to overhaul F-16 heat exchangers for the US Airforce. We also have new orders for V22 Osprey Oil Coolers that are used by the US Marines and the Navy and for heat exchangers used on the Patriot missile launcher.
At our Piedmont facilities we have made our first deliveries on the Air Wisconsin contract and continue to get business for our parts logistics segment. We’ve been qualified to overhaul the Honeywell 331 APU’s which will allow for future growth in this area. These locations were also awarded the OneAero Top Shop Award 2008 for the Best APU Shop.
At Limco-Airepair, we have recently been invited to bid on significant new business from domestic and international operators. These opportunities are driven by North American operators’ continued search for savings and the strength of global currencies versus the dollar. We expect these trends to continue and drive additional growth in 2008 and beyond.
We intend to capitalize on these opportunities and will aggressively market our services, manage our operations efficiently and will seek synergistic acquisitions.

Critical Accounting Policies
          The preparation of the financial statements in accordance with generally accepted accounting principles in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, costs and expenses and related disclosures. Though we evaluate our estimates and assumptions on an ongoing basis, our actual results may differ from these estimates. For a more detailed discussion of our critical accounting policies we refer you to our 10K for the year ended December 31, 2007 and filed with the Securities and Exchange Commission.
Results of Operations
          The following table sets forth our statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(Unaudited)
Revenue:
MRO services	74.8%	69.9%	75.3%	65.5%
Parts services	25.2%	30.1%	24.7	34.5%

Total revenue	100%	100.0%	100.0%	100.0%
Costs and operating expenses:
MRO services	63.1%	47.2%	59.7%	44.1%
Parts services	20.3%	21.0%	19.8%	28.3%
Selling and marketing	3.7%	3.7%	4.1%	3.4%
General and administrative	8.2%	11.8%	9.6%	10.0%
Amortization of intangibles	.6%	0.7%	.6%	0.6%

Operating income	4.1%	15.6%	6.2%	13.6%
Other income (expense), net	1.3%	(1.0)%	1.1%	(0.7)%
Income taxes	1.9%	6.0%	2.6%	5.1%

Net income	3.5%	8.6%	4.7%	7.8%

          In addition to revenues and the sources of our revenues, our management team views our gross profit margin and the level of inventory compared to revenues as the key performance indicators in assessing our company’s financial condition and results of operations. Our management team believes that the upward trend in our MRO revenues is reflective of an industry-wide increase in demand for MRO services, and we currently expect that this trend will continue for the foreseeable future. While our management team believes that demand for parts services will also continue to grow, this segment is subject to a high degree of volatility because of the potential impact of large one time parts purchases.

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Revenues	June 30, 2008	June 30, 2007
	(in thousands)
MRO Services	$13,225	$12,606
Parts Services	4,452	5,436

Total revenue	$17,677	$18,042

          Revenues. Total revenues decreased by $365,000, to $17.7 million for the three months ended June 30, 2008 from $18.0 million for the three months ended June 30, 2007. The decrease in revenues was primarily attributable to slower than anticipated parts sales offset by growth in MRO revenues.
          MRO Revenues. Revenues from MRO services increased by $619,000, to $13.2 million for the three months ended June 30, 2008 from $12.6 million for the three months ended June 30, 2007. The organic growth in MRO services revenues for the three months ended June 30, 2008 is a result of increased sales to historical customers and, to a lesser degree, sales to new customers.
          Parts Services. Parts services revenues decreased by $984,000, to $4.5 million for the three months ended June 30, 2008 from $5.4 million for the three months ended June 30, 2007. This decrease in sales is attributable to the sporadic sales environment for parts.

Costs of revenues and operating expenses	June 30, 2008	June 30, 2007
	(in thousands)
MRO Services	$11,154	$8,519
Parts Services	3,588	3,790

Total cost of revenues	14,742	12,309
Selling and marketing	660	662

General and Administrative	1,444	2,132
Amortization of intangibles	109	118

Total operating costs	$16,955	$15,221

Operating income	$722	$2,821
          Cost of revenues. Cost of revenues increased by $2.4 million, to $14.7 million for the three months ended June 30, 2008 from $12.3 million for the three months ended June 30, 2007. Contributing to the increase in cost of revenues for MRO services was an increase in raw material costs and labor costs. Cost of revenues for parts services decreased by $202,000, to $3.6 million for the three months ended June 30, 2008 from $3.8 million for the three months ended June 30, 2007, principally as a result of our decreased parts revenues.
          Selling and marketing expenses. Selling and marketing expenses decreased by $2,000 to $660,000 for the three months ended June 30, 2008 from $662,000 for the three months ended June 30, 2007. The decrease in selling and marketing expenses is primarily attributable to commissions fluctuations offset by heightened sales and marketing efforts.
          General and administrative expenses. General and administrative expenses decreased by $688,000 to $1.5 million for the three months ended June 30, 2008 from $2.1 million for the three months ended June 30, 2007. The decrease in general and administrative expenses is primarily attributable to a phantom stock expense for the company’s CEO, that was recorded during the three months ended June 30, 2007. Non-cash compensation expense was $(71,000) and included in general and administrative expenses during the second quarter of 2008 compared to none in the second quarter of 2007.
          Operating income. Our operating income decreased by $2.1 million, to $719,000 for the three months ended June 30, 2008 from $2.8 million for the three months ended June 30, 2007. The decrease is attributable primarily to lower sales revenues from parts.

Other income and expense	June 30, 2008	June 30, 2007
	(in thousands)
Interest income	$224	$217
Interest expense	—	(384)
Provision for income taxes	338	1,089
Net Income	$608	$1,565
          Interest income. Interest income increased by $7,000 to $224,000 for the three months ended June 30, 2008 from $217,000 for the three months ended June 30, 2007, principally as a result of an increase in the amount of funds held in interest bearing accounts and short term investments following our initial public offering. We expect that our interest income for the remainder of 2008 will increase as a result of the investment of a significant portion of the proceeds of our initial public offering in short term investments.
          Interest and financing expense. Interest expense was zero for the three months ended June 30, 2008 compared to $384,000 for the three months ended June 30, 2007. The decrease in interest expense reflects our repayment of our outstanding indebtedness with a portion of the proceeds of our initial public offering during 2007.
          Income taxes. Income taxes decreased by $751,000, to $338,000 for the three months ended June 30, 2008 from $1.1 million for the three months ended June 30, 2007. The decrease in income tax expense is primarily attributable to our short-term tax free investments and our determination that our overall effective tax rate is lower because of these investments and the results discussed above.
Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenues	June 30, 2008	June 30, 2007
	(in thousands)
MRO Services	$26,210	$25,046
Parts Services	8,587	13,209

Total revenue	$34,797	$38,255
          Revenues. Total revenues decreased by $3.5 million, to $34.8 million for the six months ended June 30, 2008 from $38.3 million for the six months ended June 30, 2007. The decrease in revenues was primarily attributable to slower than anticipated parts sales offset by growth in MRO revenues. During the first quarter of 2007 there was a one-time parts sale to Viva Aerobus for $2.7 million.
          Revenues from MRO services increased by $1.2 million, to $26.2 million for the six months ended June 30, 2008 from $25.0 million for the six months ended June 30, 2007. The organic growth in MRO services revenues for the six months ended June 30, 2008, is a result of increased sales to historical customers and, to a lesser degree, sales to new customers.

          Parts services revenues decreased by $4.6 million, to $8.6 million for the six months ended June 30, 2008 from $13.2 million for the six months ended June 30, 2007. The decrease in parts sales is primarily attributable to a one-time purchase of $2.7 million during the first three months of 2007 by Viva Aerobus, a Mexican airline and decreased purchases by existing customers.

Costs of Revenues and operating expenses	June 30, 2008	June 30, 2007
	(in thousands)
MRO Services	$20,778	$16,877
Parts Services	6,894	10,814

Total Cost of revenues	27,672	27,691
Selling and marketing	1,426	1,302

General and Administrative	3,354	3,839
Amortization of intangibles	218	236

Total operating costs	$32,670	$33,068

Operating income	$2,127	$5,187
          Cost of revenues. Cost of revenues for MRO and Parts Services decreased by $19,000, to $27.7 million for the six months ended June 30, 2008 from $27.7 million for the six months ended June 30, 2007. Contributing to the decrease in cost of revenues for MRO services was a decrease in the sales of parts offset by increase in the costs of parts used for this activity, higher wages paid to our plant workers in an effort to reduce turnover and to attract new employees, and the mix of MRO services during the quarter. Cost of revenues for parts services decreased by $3.9 million, to $6.9 million for the six months ended June 30, 2008 from $10.8 million for the six months ended June 30, 2007, principally as a result of our decreased parts revenues and the one time sale to Viva Mexico during the first six months of 2007.
          Selling and marketing expenses. Selling and marketing expenses increased by $124,000 to $1.4 million for the six months ended June 30, 2008 from $1.3 million for the six months ended June 30, 2007. The increase in selling and marketing expenses is primarily attributable to heightened sales and marketing efforts, offset by lower commissions incurred.
          General and administrative expenses. General and administrative expenses decreased by $484,000, to $3.4 million for the six months ended June 30, 2008 from $3.8 million for the six months ended June 30, 2007. The decrease in general and administrative expenses is primarily attributable to a phantom Stock expense for the Company’s CEO, that was recorded during the six months ended June 30, 2007. Non-cash stock based compensation expense of $131,000 included in general and administrative expenses compared to none in the first six months of 2007.
          Operating income. Our operating income decreased by $3.0 million, to $2.1 million for the six months ended June 30, 2008 from $5.2 million for the six months ended June 30, 2007. The decrease is attributable primarily to lower sales revenues from parts due to a one-time sale during the first quarter of 2007.

Other income and expense	June 30, 2008	June 30, 2007
	(in thousands)
Interest income	$396	$271
Interest expense	—	(541)
Provision for income taxes	915	1,942
Net Income	$1,608	$2,975

          Interest income. Interest income increased by $125,000 to $396,000 for the six months ended June 30, 2008 from $271,000 for the six months ended June 30, 2007, principally as a result of an increase in the amount of funds held in interest bearing accounts and short term investments following our initial public offering. We expect that our interest income for the remainder of 2008 will increase as a result of the investment of a significant portion of the proceeds of our initial public offering in short term investments.
          Interest and financing expense. Interest expense was zero for the six months ended June 30, 2008 compared to $541,000 for the six months ended June 30, 2007. The decrease in interest expense reflects our repayment of our outstanding indebtedness with a portion of the proceeds of our initial public offering during 2007.
          Income taxes. Income taxes decreased by $1.0 million to $915,000 for the six months ended June 30, 2008 from $1,942,000 for the six months ended June 30, 2007. The decrease in income tax expense is primarily attributable to the discussion above, our short-term tax free investments and our determination that our overall effective tax rate is lower because of these investments.
Liquidity and Capital Resources
          As of June 30, 2008, we had cash and cash equivalents of $8.8 million, and short-term investments of $21.6 million, consisting primarily of government and corporate bonds and auction rate tax exempt securities. Our total working capital was approximately $53.8 million. Our liquidity position resulted from the July 23, 2007, sale of 4,205,000 shares of common stock in our initial public offering from which we received net proceeds of approximately $42 million.
Cash Flows
          The following table summarizes our cash flows for the periods presented:

	Six months ended
	June 30,
	2008	2007
	(in thousands)
Net cash provided by (used in) operating activities	$(3,053)	$(681)
Net cash provided by (used in) investing activities	6,110	(214)
Net cash provided by (used in) financing activities	744	(684)

Net increase (decrease) in cash and cash equivalents	3,802	(1,579)
Cash and cash equivalents at beginning of period	5,039	4,309

Cash at end of period	$8,841	$2,730

          Net cash used in operating activities was $3.1 million for the six months ended June 30, 2008. This amount was primarily attributable to a $4.1 million increase in inventories required to support the increase in MRO revenues and the ramp up for a new parts contract, a $846,000 decrease in accounts payable, offset in part by $1.6 million in net income, a $190,000 increase in amounts payable to TAT Technologies for the purchase of heat transfer components and $680,000 of depreciation and amortization expense.
          Net cash provided by investing activities was $7.2 million for the six months ended June 30, 2008. We sold approximately $6.6 million in corporate and municipal bonds and auction rate securities that were reinvested in money markets. We invested $1.1 for the purchase of property and equipment, including test facilities for our APU’s.

          Net cash provided by financing activities was $744,000 for the six months ended June 30, 2008.
          The following table summarizes our minimum contractual obligations and commercial commitments as of June 30, 2008 and the effect we expect them to have on our liquidity and cash flow in future periods:

	Payments Due by Period
		Less			More
		than	1-3	3-5	than 5
	Total	Year	Years	Years	Years
	(in thousands)
Operating lease obligations	$669	$213	$354	$102	$—

Deferred tax liability	404	—	—	—	404

Total	$1,073	$213	$354	$102	$404

          As of June 30, 2008, our principal commitments consisted of obligations outstanding under operating leases and our deferred tax liability. All of our long-term debt was repaid during 2007 with a portion of the proceeds of our initial public offering. We currently do not have significant capital spending or purchase commitments. In the last three years, we have experienced substantial increases in our expenditures as a result of the growth in our operations and personnel. We intend to increase our expenditures in the future consistent with our anticipated growth. We anticipate that our cash resources will be used primarily to fund our operating activities, as well as for capital expenditures and acquisitions.
          We expect that we will have additional capital expenditures during 2008 of approximately $100,000, primarily for expanded capabilities and capacity for our MRO services. We expect that our cash flow from operations will be sufficient to fund these capital expenditures.
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

Off-balance sheet arrangements
          As of June 30, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.
Recent Accounting Pronouncements
          For a discussion of applicable new accounting pronouncements see Note 9 to our Unaudited Consolidated Financial Statements.
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
Item 4. Controls and Procedures
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material developments to the legal proceedings disclosed under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          We sold 4,205,000 of our shares of common stock in our initial public offering on July 19, 2007. The aggregate offering price of the shares sold was $46.3 million. The total expenses of the offering were approximately $4.8 million. None of such expenses were paid directly or indirectly to directors, officers, or persons owning 10% or more of any class of equity securities of our company or to our affiliates. The net public offering proceeds to us, after deducting the total expenses were approximately $41.5 million. Such proceeds have been used to repay approximately $4.0 million in debt owed to TAT Technologies and $4.0 million in debt owed to Bank Leumi USA, and $2.2 million was used for the purchase of capital equipment and inventory. The remaining proceeds have been invested in cash, cash equivalents and short- term investments. As of June 30, 2008, we had $8.8 million in cash and cash equivalents and $21.6 million in short-term investments.
          For more information on the use of proceeds from our initial public offering, see “Liquidity and Capital Resources” and notes to our financial statements included in this report on Form 10-Q.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The information set forth in this Item 4 relates to matters submitted to a vote at the Company’s Annual Meeting of Shareholders (the “Annual Meeting”) on May 20, 2008.

(b)	The following eight individuals were elected at the Annual Meeting to serve as a directors of the Company: Giora Inbar, Shaul Menachem, Lawrence W. Findeiss, Dr. Jacob Gesthalter, Michael Gorin, Israel Ofen, Dr. Avraham Ortal and Dov Zeelim.

(c)
               (i) A proposal to elect the above mentioned directors for a one year term ending upon the annual meeting of shareholders to be held in 2009 and until their successors are duly elected and qualified was approved with the following vote:

	Votes For	Votes Against	Votes Withheld
Giora Inbar	10,550,911	—	2,117,453

Lawrence W. Findeiss	10,550,911	—	2,118,453

Shaul Menachem	11,910,159	—	758,205

Dr. Jacob Gesthalter	11,910,159	—	758,205

Michael Gorin	11,910,159	—	758,205

Israel Ofen	10,550,911	—	2,118,453

Dr. Avraham Ortal	10,550,911	—	2,117,453

Dov Zeelim	10,550,911	—	2,118,453
          (ii) A proposal to appoint Virchow, Krause & Company, LLP as the Company’s independent registered accounting firm for the fiscal year ending December 31, 2008 was approved with 12,665,943 votes for; 1,921 against and 500 withheld.
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

/s/Carla Covey
Chief Financial Officer

Date: August 14, 2008