Form 10-Q
period 2008-09-30
LIMCO-PIEDMONT INC
filed 2008-11-10
CIK 1395943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____to ___
Commission file number: 001-33604
LIMCO-PIEDMONT INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	73-1160278
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
5304 South Lawton Ave.
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of November 3, 2008 the Registrant had 13,205,000 shares outstanding.

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

LIMCO-PIEDMONT INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$9,459	$5,039
Short-term investments	21,110	28,806
Accounts receivable (net of allowance for doubtful accounts of $170 and $140 at September 30, 2008 and December 31, 2007, respectively)	12,275	9,328
Inventories	18,926	16,391
Other accounts receivable and prepaid expenses	1,346	1,481

Total current assets	63,116	61,045

Property, plant and equipment, net	6,030	5,169
Intangible assets, net	1,437	1,709
Goodwill	4,780	4,780

Total assets	$75,363	$72,703

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payables	$4,994	$5,084
Parent company payables	1,468	1,762
Other accounts payable and accrued expenses	2,287	1,568

Total current liabilities	8,749	8,414

Long-Term Liabilities:
Deferred income taxes	415	404

Total liabilities	9,164	8,818

Shareholders’ Equity:
Common stock, $0.01 par value; 25,000 shares authorized, 13,205 shares issued and outstanding at September 30, 2008 and December 31, 2007	132	132
Additional paid-in capital	49,206	49,004
Retained earnings	17,314	14,749
Accumulated other comprehensive loss	(453)	—

Total shareholders’ equity	66,199	63,885

Total liabilities and shareholders’ equity	$75,363	$72,703

See notes to unaudited condensed consolidated financial statements.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue
MRO services	$14,054	$12,831	$40,264	$37,877
Parts services	4,773	3,813	13,360	17,022

Total revenue	18,827	16,644	53,624	54,899

Cost and operating expenses
MRO services	11,099	9,342	31,877	26,219
Parts services	3,676	3,083	10,570	13,897
Selling and marketing	715	673	2,141	1,975
General and administrative	1,909	1,552	5,264	5,391
Amortization of intangibles	54	119	272	355

Operating income	1,374	1,875	3,500	7,062

Other income (expense)
Interest income	298	271	756	542
Interest and other expense	(40)	(178)	(101)	(719)

Total other income (expense)	258	93	655	(177)

Income before taxes	1,632	1,968	4,155	6,885
Provision for income taxes	675	538	1,590	2,480

Net income	$957	$1,430	$2,565	$4,405

Basic net income per share	$0.07	$0.12	$0.19	$0.46

Diluted net income per share	$0.07	$0.12	$0.19	$0.46

Basic shares outstanding	13,205	12,406	13,205	9,673

Diluted shares outstanding	13,205	12,437	13,205	9,678

See notes to unaudited condensed consolidated financial statements.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

					Accumulated
			Additional		Other	Total	Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Income	Equity
Balance at January 1, 2008	13,205	$132	$49,004	$14,749	$—	$—	$63,885

Net income for the period	—	—	—	2,565		2,565	2,565
Other comprehensive loss, net of tax	—	—	—	—	(453)	(453)	(453)

Share based compensation	—	—	202	—	—	—	202

Balance at September 30, 2008	13,205	$132	$49,206	$17,314	$(453)	$2,112	$66,199

See notes to unaudited condensed consolidated financial statements.
..

LIMCO-PIEDMONT INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2008	2007
Cash flow from operating activities:
Net income	$2,565	$4,405
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	935	796
Share based compensation expenses	202	170
Changes in allowance for doubtful accounts	30	(142)
Changes in certain operating assets and liabilities:
Increase in accounts receivable	(2,977)	(2,122)
Decrease in other accounts receivable and prepaid expenses	409	13
Increase in inventories	(2,535)	(1,769)
Accounts payable and other accrued expenses	629	(2,328)
Decrease in Parent company account	(294)	(1,219)

Net cash used in operating activities	(1,036)	(2,196)

Cash flows from investing activities:
Net sales of investments and other assets	6,980	—
Purchase of investments and other assets	—	(30,928)
Purchases of property and equipment	(1,524)	(1,381)

Net cash provided by investing activities	5,456	(32,309)

Cash flows from financing activities:
Proceeds from issuance of common stock, initial public offering, net of $294,000 capitalized IPO costs	—	41,502
Repayment of short-term bank credit	—	(4,000)
Repayment of long-term loan	—	(4,000)

Net cash provided by financing activities	—	33,502

Increase in cash and cash equivalents	4,420	(1,003)
Cash and cash equivalents at the beginning of period	5,039	4,309

Cash and cash equivalents at the end of the period	$9,459	$3,306

Cash paid during the year for :
Income Taxes	$1,784	719

Interest Expense	$—	2,480

See notes to unaudited condensed consolidated financial statements.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLDIATED FINANCIAL SATEMENTS
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
     The Company’s primary operations are located in Tulsa, Oklahoma and Kernersville, North Carolina. The principal markets of the Company are Europe, the United States and Asia. The Company sells its products mainly to the aircraft industry.
b. Unaudited Interim Results:
     The accompanying condensed consolidated financial statements of Limco-Piedmont Inc. and subsidiaries (the “Company”) presented herein have been prepared by the Company and are unaudited. They do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report 10K filed with the Securities and Exchange Commission dated March 21, 2008, In the opinion of the Company’s management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for all periods presented. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other interim period or for any other future year.
     Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.
Note 2 — Short-Term Investments
     Short-term investments are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investment in Debt and Equity Securities”. Management determines the classification of its investments in marketable debt and equity securities at the time of purchase and reevaluates such determinations as of each balance sheet date. As of September 30, 2008, all marketable securities covered by SFAS No. 115, were designated as available-for-sale. Securities available-for-sale are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of shareholders’ equity classified as other comprehensive income. Realized gains and losses and declines in market value judged to be other than temporary, of which there were none for the period ended September 30, 2008 or September 30, 2007, are included in other income. The unrealized loss of $453,000 relates to short-term investments. Interest and dividends are also included in other income. Our short-term investments consist of auction rate tax-exempt securities and corporate and government bonds with maturities with one to four years. The Company’s investments in corporate and government bonds, have maturities past one year, however, the Company classifies these investments as available-for-sale and therefore has classified them as short-term securities. Should management determine that these securities were to be held longer than one year then they would be classified as long-term securities.
     Auction rate securities are variable rate debt securities. While the underlying security has a long-term nominal maturity, the interest rate is reset through auctions that are typically held every 7, 28, or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. We classify these securities as short-term because we intend to liquidate them as the need for working capital arises in the ordinary course of business and we are able to liquidate them or roll them over to the next reset period. During the first three months of the year the Company determined to liquidate its holdings of variable rate debt securities and in January and February 2008 it sold approximately 90% of its auction rate tax-exempt securities portfolio at par and reinvested the proceeds in high-grade corporate debt, governmental debt instruments and money market funds. The remaining balance of $2.96 million will be sold as the market allows.
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
     As of September 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis, including money market funds and available-for-sale securities. The Company’s available-for-sale securities include auction-rate securities which consist of municipal bonds with an auction reset feature whose underlying assets are state municipal bonds which are substantially backed by the federal government. As a result of failed auctions, these securities are currently illiquid through the normal auction process and quoted market prices and other observable market data are not available or diminished. Accordingly, these investments were valued using pricing models based on the net present value of estimated future cash flows as of September 30, 2008. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

     The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at September 30, 2008, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active
	Markets for Identical	Significant Other	Significant Unobservable
	Assets (Level 1)	Observable Inputs (Level 2)	Inputs (Level 3)	Total
Assets:
Money Market funds	$8,627	$—	$—	$8,627
Auction-rate securities	—	2,855	—	2,855
Municipal bonds	18,255	—	—	18,255

Total	$26,882	$2,855	$—	$29,737

Note 3 — Inventories
Inventories are composed of the following:

	September 30, 2008	December 31, 2007
	(in thousands)
Raw material	$5,841	$4,733
Work in process	5,583	4,796
Spare parts assemblies	7,502	6,862

	$18,926	$16,391

Inventories are shown net of allowances for obsolescence of $548,000 and $299,059 at September 30, 2008, and December 31, 2007, respectively.
Note 4 — Related Parties
     a. Transactions with related parties:

	Three months ended		Nine months ended
	September		September 30,
	2008	2007	2008	2007
			(in thousands)
Purchases	$972	$1,380	$3,950	$3,815

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
Parent company payables as of September 30, 2008 and December 31, 2007 were $1,468,000 and $1,762,000 respectively. Purchases from the Parent include cores and related products and insurance costs. Parent company payables are unsecured and provide for no interest payments and are generally paid within 60 days.
Note 5- Net Income Per Share
The consolidated statements of income present basic and diluted net income per share. Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earning per share considers the potential effect of dilution on basic earning per share assuming potentially dilutive securities that meet certain criteria, such as stock options, were outstanding since issuance. The treasury stock method is used to determine the dilutive effect of potentially dilutive securities. There are 327,750 options outstanding that were anti-dilutive at September 30, 2008 and there are no warrants outstanding as of September 30, 2008.
     The following table reconciles basic shares outstanding to diluted shares outstanding:

	Three months ended		Nine months ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	2008	2007	2008	2007
Weighted average number of basic shares outstanding	13,205	12,406	13,205	9,673
Dilutive effect of stock options	—	31	—	6

Weighted average number of diluted shares outstanding	13,205	12,437	13,205	9,679

Note 6 — Employee Share Based Compensation
The Company entered into a share based compensation agreement with its former CEO during August 2005. The compensation agreement is made up of 45,000 Phantom Stock options and other stock options to be issued upon the completion of an IPO by the Company.
The Phantom Stock options had an exercise price of $6.37. At the date of exercise, the former CEO received a cash payment for the difference between the exercise price and the average price of the Parent’s stock price for the 60 days preceding the exercise date. At September 30, 2007, the Company recorded compensation expense of $320,511 related to the Phantom Stock Options. All of the Phantom Stock Options were exercised by December 31, 2007.
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

Compensation expense attributable to outstanding stock options was $72,000 and $202,000 for the three and nine months ended September 30, 2008, respectively. As of September 30, 2008, the total unrecognized compensation cost related to non-vested stock awards was $1.1 million and the weighted average period over which the cost is expected to be recognized is approximately 2.8 years.
     A summary of our stock option plan as of September 30, 2008, is presented below:

		Weighted
		average		Weighted average
		Exercise	Aggregate intrinsic	contractual life
	Options	price	values	remaining in years
	(in thousands)		(in thousands)
Outstanding at January 1, 2008	404	$11.00
Granted	60	$5.88
Cancelled	136	$11.00

Outstanding at September 30, 2008	328	$10.06	$—	4.37

Exercisable at September 30, 2008	165	$11.00	$—	4.25

Options expected to vest at September 30, 2008	163

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock on September 30, 2008 exceeds the strike price of the option.
The weighted average grant date fair value of the stock options granted during the nine months ended September 30, 2008 was $2.63. There were 15,000 stock options granted during the three months ended September 30, 2008. These options had a weighted average grant date fair value of $1.90.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Nine months ended
September 30, 2008
Weighted average expected stock price volatility	56%
Weighted average expected option life (in years)	3.50
Average risk free interest rate	2.87%

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations. The current forfeiture rate is based on a reasonable estimate by management. Expected dividend yield is based upon the Company’s historical and projected dividend activity and the risk free interest rate is based upon US Treasury rates appropriate for the expected term of the options. The expected term is based on estimates regarding projected employee stock option exercise behavior.
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
     The following financial information is a summary of the operating income of each operational segment:

	Nine months ended September 30, 2008
	MRO	Parts	Corporate	Consolidated
		(in thousands)
Revenue	$40,264	$13,360	$—	$53,624
MRO services cost	31,877	—	—	31,877
Part services cost	—	10,570	—	10,570
Selling and marketing	1,368	773	—	2,141
General and administrative	2,530	483	2,251	5,264
Amortization of intangibles	272	—	—	272

Operating income (loss)	$4,217	$1,534	($2,251)	$3,500

	Nine months ended September 30, 2007
	MRO	Parts	Corporate	Consolidated
		(in thousands)
Revenue	$37,877	$17,022	$—	$54,899
MRO services cost	26,219	—	—	26,219
Part services cost	—	13,897	—	13,897
Selling and marketing	1,575	400	—	1,975
General and administrative	801	273	4,317	5,391
Amortization of intangibles	355	—	—	355

Operating income (loss)	$8,927	$2,452	$(4,317)	$7,062

	Three months ended September 30, 2008
	MRO	Parts	Corporate	Consolidated
		(in thousands)
Revenue	$14,054	$4,773	$—	$18,827
MRO services cost	11,099	—	—	11,099
Part services cost	—	3,676	—	3,676
Selling and marketing	489	226	—	715
General and administrative	1,014	85	810	1,909
Amortization of intangibles	54	—	—	54

Operating income (loss)	$1,398	$786	$(810)	$1,374

	Three months ended September 30, 2007
	MRO	Parts	Corporate	Consolidated
		(in thousands)
Revenue	$12,831	$3,813	$—	$16,644
MRO services cost	9,342	—	—	9,342
Part services cost	—	3,083	—	3,083
Selling and marketing	558	115	—	673
General and administrative	198	102	1,252	1,552
Amortization of intangibles	119	—	—	119

Operating income (loss)	$2,614	$513	$(1,252)	$1,875

     The following presents long-lived assets as of:

	September 30, 2008
	MRO	Parts	Corporate	Consolidated
	(in thousands)
Total assets	$34,046	$11,349	$29,968	$75,363
Property, plant and equipment, net	6,030	—	—	6,030
Goodwill	4,780	—	—	4,780
Intangibles, net	1,437	—	—	1,437

	December 31, 2007
	MRO	Parts	Corporate	Consolidated
	(in thousands)
Total assets	$33,299	$3,522	$35,882	$72,703
Property, plant and equipment	5,169	—	—	5,169
Goodwill	4,780	—	—	4,780
Intangibles, net	1,709	—	—	1,709

     The following presents cashflows of long-lived assets as of:

	September 30, 2008
	MRO	Parts	Corporate	Consolidated
	(in thousands)
Capital investments	1,524	—	—	1,524
Depreciation and amortization	935	—	—	935

	December 31, 2007
	MRO	Parts	Corporate	Consolidated
	(in thousands)
Capital investments	2,884	15	—	2,899
Depreciation and amortization	1,123	2	—	1,125
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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for annual periods beginning after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The adoption of SFAS 141(R) is not expected to have a material impact on our Consolidated Financial Statements.
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
Note 9 — Impairment of Long Lived Assets
The Company reviews long-lived assets, including intangible assets and goodwill, for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of September 30, 2008 the Company has experienced a significant drop in market capitalization. The Company has evaluated this change and feels at the current time that the entire MRO market is down due to the general decline of the stock market and the economic pressures related to fuel costs in the aerospace market place and that this is not a significant drop of real value to the Company since MRO sales continue to increase for the Company. Management reviews its goodwill and intangibles each year for impairment.
Note 10 — Income Tax
     On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the quarters ended September 30, 2008 and 2007 were 41% and 27%, respectively. The year to date effective tax rates for the three quarters ended September 30, 2008 and September 30, 2007 were 38% and 36%, respectively. The increase in the tax rate from 2007 is primarily due to the timing/realization of federal research and experimentation credits. The Company does not believe that it will be eligible for these credits in 2008.
     As of December 31, 2007 the Company had $248,000 of unrecognized tax benefits. At September 30, 2008 we had $143,000 of net uncertain tax benefit positions that would reduce our effective income tax rate if recognized. The reduction in the reserve related to the results of a federal tax audit for our 2005 and 2006 tax years. The remaining reserve relates to our 2007 and 2008 tax years and any interest and penalties that may result from these tax years.
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
     Our consolidated financial statements have been prepared on the historical cost basis and present our financial position, results of operations and cash flows as derived from TAT Technologies’ historical financial statements. TAT Technologies had historically provided us with certain services including general and administrative services for employee benefit programs, insurance, legal, treasury and tax compliance. Currently, TAT Technologies provides only certain insurance coverages that are then reimbursed by the Company. The financial information included in our financial statements does not necessarily reflect what our financial position and results of operations would have been had we operated as a stand-alone entity during the periods covered, and may not be indicative of our future operations or financial position.
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
     We are licensed by Hamilton Sundstrand, a leading provider of aerospace products, to provide MRO services for all of its air-to-air heat transfer products and by Honeywell Aerospace, or Honeywell, a leading manufacturer of aerospace products and an aerospace services provider, to provide MRO services for three of its APU models. Our repair stations are certified by the FAA and the European Aviation Safety Agency, or EASA. In conjunction with our MRO services, we also manufacture heat transfer equipment used in commercial, regional, business and military aircraft, complete environmental control systems and cooling systems for electronics.
     Parts Services
     Our parts services division provides a number of services for commercial, regional and charter airlines and business aircraft owners, including inventory management and parts services. We presently assist several of these customers with their parts procurement needs by using our knowledge of the aircraft component industry to quickly acquire necessary aircraft components in a cost-effective manner. We have a knowledgeable and experienced staff of customer service representatives and offer our customers 24 hour service and same day shipping. We currently supply parts to approximately 500 commercial, regional and charter airlines and business aircraft owners.

     Our management believes that our revenues and sources of revenues are among the key performance indicators for our business. Our revenues from our two principal lines of business for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
				% of		% of		% of
		% of Total		Total		Total		Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
	(Revenues in thousands)
Revenues:

MRO Services	$14,054	74.6%	$12,831	77.1%	$40,264	75.1%	$37,877	69.0%
Parts services	4,773	25.4%	3,813	22.9%	13,360	24.9%	17,022	31.0%

Total revenues	$18,827	100.0%	$16,644	100.0%	$53,624	100.0%	$54,899	100.0%

     The following table reflects the geographic breakdown of our revenues for each of the three month and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
		% of Total		% of Total		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
	(Revenues in thousands)
North America	$13,179	70.0%	$10,290	61.8%	$37,464	69.9%	$38,580	70.3%
Europe	3,845	20.4%	4,608	27.7%	10,524	19.6%	11,540	21.0%
Asia	650	3.5%	694	4.2%	2,428	4.5%	1,636	3.0%
Other	1,153	6.1%	1,052	6.3%	3,208	6.0%	3,143	5.7%

	$18,827	100.0%	$16,644	100.0%	$53,624	100.0%	$54,899	100.0%

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
     Selling and marketing expenses consist primarily of commission payments, compensation and related expenses of our sales teams, attendance at trade shows and advertising expenses and related costs.

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
Results of Operations
     The following table sets forth our statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)
Revenue:
MRO services	74.6%	77.1%	75.1%	69.0%
Parts services	25.4%	22.9%	24.9%	31.0%

Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
MRO services	59.0%	56.1%	59.4%	47.8%
Parts services	19.5%	18.5%	19.7%	25.3%
Selling and marketing	3.8%	4.0%	4.0%	3.6%
General and administrative	10.1%	9.4%	9.8%	9.8%
Amortization of intangibles	0.3%	0.7%	0.5%	0.6%

Operating income	7.3%	11.3%	6.6%	12.9%
Other income (expense), net	1.4%	0.5%	1.2%	-0.3%
Income taxes	3.6%	2.8%	3.0%	4.6%

Net income	5.1%	9.0%	4.8%	8.0%

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

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Revenues	September 30, 2008	September 30, 2007
	(in thousands)
MRO services	$14,054	$12,831

Parts services	4,773	3,813

Total revenue	$18,827	$16,644

     Revenues. Total revenues increased by $2.2 million, to $18.8 million for the three months ended September 30, 2008 from $16.6 million for the three months ended September 30, 2007. The increase in revenues was primarily attributable to steady MRO growth and moderate parts sales for the quarter.
     MRO Revenues. Revenues from MRO services increased by $1.3 million, to $14.1 million for the three months ended September 30, 2008 from $12.8 million for the three months ended September 30, 2007. The organic growth in MRO services revenues for the three months ended September 30, 2008, is a result of increased sales to historical customers and, to a lesser degree, sales to new customers.
     Parts Services. Parts services revenues increased by $960,000, to $4.8 million for the three months ended September 30, 2008 from $3.8 million for the three months ended September 30, 2007. This increase in sales is attributable to the sporadic sales environment for parts, as well as the parts contracts that are in place.

Costs of revenues and operating expenses	September 30, 2008	September 30, 2007
	(in thousands)
MRO services	$11,099	$9,342
Parts services	3,676	3,083

Total cost of revenues	14,775	12,425
Selling and marketing	715	673

General and Administrative	1,909	1,552
Amortization of intangibles	54	119

Total operating costs	$17,453	$14,769

Operating income	$1,374	$1,875
     Cost of revenues. Cost of revenues increased by $2.4 million, to $14.8 million for the three months ended September 30, 2008 from $12.4 million for the three months ended September 30, 2007. Contributing to the increase in cost of revenues for MRO services was an increase in sales volume, raw material costs, labor costs and a $250,000 increase in the company’s reserve for inventory. This reserve is related to the current economic climate and certain slow moving inventory. Cost of revenues for parts services increased by $593,000 to $3.7 million for the three months ended September 30, 2008 from $3.1 million for the three months ended September 30, 2007, principally as a result of higher volumes during the three months ended September, 30, 2008.
     Selling and marketing expenses. Selling and marketing expenses increased by $42,000 to $715,000 for the three months ended September 30, 2008 from $673,000 for the three months ended September 30, 2007. The increase in selling and marketing expenses is primarily attributable to commissions paid on increased MRO revenues.

     General and administrative expenses. General and administrative expenses increased by $357,000 to $1.9 million for the three months ended September 30, 2008 from $1.6 million for the three months ended September 30, 2007. The increase in general and administrative expenses is primarily attributable to tax audit expenses of $60,000 and merger and acquisition pursuit expenses of $313,000 offset by the lack of phantom stock expense during this period as compared to last year. Non-cash compensation expense was $72,000 and included in general and administrative expenses during the third quarter of 2008 compared to $170,000 in the third quarter of 2007.
     Operating income. Our operating income decreased by $501,000 thousand, to $1.4 million for the three months ended September 30, 2008 from $1.9 million for the three months ended September 30, 2007. The decrease is attributable primarily to higher cost of sales and increased general and administrative costs for the quarter.

Other income and expense	September 30, 2008	September 30, 2007
	(in thousands)
Interest income	$298	$271
Interest and other expense	(40)	(178)
Provision for income taxes	675	538
Net Income	$957	$1,430
     Interest income. Interest income increased by $27,000 to $298,000 for the three months ended September 30, 2008 from $271,000 for the three months ended September 30, 2007, principally as a result of an increase in the amount of funds held in interest bearing accounts and short term investments following our initial public offering. We expect that our interest income for the remainder of 2008 will remain that same as a result of the investment of a significant portion of the proceeds of our initial public offering in short term investments.
     Interest and other expense. Interest and other expense was $40,000 for the three months ended September 30, 2008 compared to $178,000 for the three months ended September 30, 2007. The decrease in interest expense reflects our repayment of our outstanding indebtedness with a portion of the proceeds of our initial public offering during 2007, offset by bank fees during 2008.
     Income taxes. Income taxes increased by $137,000, to $675,000 for the three months ended September 30, 2008 from $538,000 for the three months ended September 30, 2007. The increase in income tax expense is primarily attributable to additional permanent tax differences and no tax research and development credit during the three months ended September 30, 2008. The law allowing such credits for 2008 and 2009 was enacted on October 2, 2008, and the impact of the 2008 credits will be recognized in our fourth quarter of 2008.
Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Revenues	September 30, 2008	September 30, 2007
	(in thousands)
MRO services	$40,264	$37,877
Parts services	13,360	17,022

Total revenue	$53,624	$54,899
     Revenues. Total revenues decreased by $1.3 million, to $53.6 million for the nine months ended September 30, 2008 from $54.9 million for the nine months ended September 30, 2007. The decrease in revenues was primarily attributable to a one-time parts sale to Viva Aerobus for $2.7 million offset by growth in our MRO revenues and slower than anticipated parts sales.

     Revenues from MRO services increased by $2.4 million, to $40.3 million for the nine months ended September 30, 2008 from $37.9 million for the nine months ended September 30, 2007. The organic growth in MRO services revenues for the nine months ended September 30, 2008, is a result of increased sales to historical customers and, to a lesser degree, sales to new customers.
     Parts services revenues decreased by $3.7 million, to $13.3 million for the nine months ended September 30, 2008 from $17.0 million for the nine months ended September 30, 2007. The decrease in parts sales is primarily attributable to a one-time purchase of $2.7 million during the first three months of 2007 by Viva Aerobus, a Mexican airline and decreased purchases by existing customers.

Costs of Revenues and operating expenses	September 30, 2008	September 30, 2007
	(in thousands)
MRO services	$31,877	$26,219
Parts services	10,570	13,897

Total cost of revenues	42,447	40,116
Selling and marketing	2,141	1,975

General and Administrative	5,264	5,391
Amortization of intangibles	272	355

Total operating costs	$50,124	$47,837

Operating income	$3,500	$7,062
     Cost of revenues. Cost of revenues for MRO and Parts Services increased by $2.3 million, to $42.4 million for the nine months ended September 30, 2008 from $40.1 million for the nine months ended September 30, 2007. Contributing to the increase in cost of revenues for MRO services was the increase in MRO sales, higher wages paid to our plant workers, an increase in our inventory reserve of $250,000 related to the current economic climate and slow moving inventory. Cost of revenues for parts services decreased by $3.3 million, to $10.6 million for the nine months ended September 30, 2008 from $13.9 million for the nine months ended September 30, 2007, principally as a result of our decreased parts revenues and the one time sale to Viva Mexico during the first nine months of 2007.
     Selling and marketing expenses. Selling and marketing expenses increased by $166,000 to $2.1 million for the nine months ended September 30, 2008 from $2.0 million for the nine months ended September 30, 2007. The increase in selling and marketing expenses is primarily attributable to increased commissions paid on MRO revenues.
     General and administrative expenses. General and administrative expenses decreased by $127,000, to $5.3 million for the nine months ended September 30, 2008 from $5.4 million for the nine months ended September 30, 2007. The decrease in general and administrative expenses is primarily attributable to a phantom stock expense for the Company’s former CEO, that was recorded during the nine months ended September 30, 2007 offset by tax audit expenses of $60,000 and merger and acquisition pursuit expenses of $313,000 during the period ended September 30, 2008. Non-cash stock based compensation expense of $202,000 was included in general and administrative expenses compared to $170,000 in the first nine months of 2007.
     Operating income. Our operating income decreased by $3.6 million, to $3.5 million for the nine months ended September 30, 2008 from $7.1 million for the nine months ended September 30, 2007. The decrease is attributable primarily to lower sales revenues from parts due to a one-time sale during the first quarter of 2007 and the other factors described above.

Other income and expense	September 30, 2008	September 30, 2007
	(in thousands)
Interest income	$756	$542
Interest and other expense	$(101)	$(719)
Provision for income taxes	$1,590	$2,480
Net Income	$2,565	$4,405
     Interest income. Interest income increased by $214,000 to $756,000 for the nine months ended September 30, 2008 from $542,000 for the nine months ended September 30, 2007, principally as a result of these funds being held in investment accounts for the full nine months compared to a relatively short period of time for the period ended September 30, 2007. We expect that our interest income for the remainder of 2008 will remain the same as a result of the investment of a significant portion of the proceeds of our initial public offering in short term investments.
     Interest and other expense. Interest and other expense was $101,000 for the nine months ended September 30, 2008 compared to $719,000 for the nine months ended September 30, 2007. The decrease in interest expense reflects our repayment of our outstanding indebtedness with a portion of the proceeds of our initial public offering during 2007, offset by out bank processing fees during both 2007 and 2008.
     Income taxes. Income taxes decreased by $890,000 thousand to $1.6 million for the nine months ended September 30, 2008 from $2.5 million for the nine months ended September 30, 2007. The decrease in income tax expense is primarily attributable to our lowered operating income and our short-term tax free investments during this time, offset by a higher effective tax rate in 2008.
Liquidity and Capital Resources
     As of September 30, 2008, we had cash and cash equivalents of $9.5 million, and short-term investments of $21.1 million, consisting primarily of government and corporate bonds and auction rate tax exempt securities. Our total working capital was approximately $54.3 million. Our liquidity position resulted from the July 23, 2007, sale of 4,205,000 shares of common stock in our initial public offering from which we received net proceeds of approximately $42 million.
Cash Flows
     The following table summarizes our cash flows for the periods presented:

	Nine months ended
	September 30,
	2008	2007
	(in thousands)
Net cash provided by (used in) operating activities	$(1,036)	$(2,196)
Net cash provided by (used in) investing activities	5,456	(32,309)
Net cash provided by (used in) financing activities	—	33,502

Net increase (decrease) in cash and cash equivalents	4,420	(1,003)
Cash and cash equivalents at beginning of period	5,039	4,309

Cash at end of period	$9,459	$3,306

     Net cash used in operating activities was $1.0 million for the nine months ended September 30, 2008. This amount was primarily attributable to a $2.5 million increase in inventories required to support the increase in MRO revenues and the ramp up for a new parts contract, a $3 million increase in accounts receivable, a $294,000 decrease in amounts payable to TAT Technologies for the purchase of heat transfer components offset in part by $2.6 million in net income, a $628,000 increase in accounts payable and $935,000 of depreciation and amortization expense.
     Net cash provided by investing activities was $5.5 million for the nine months ended September 30, 2008. We sold approximately $7.0 million in corporate and municipal bonds and auction rate securities that were reinvested in money markets. We invested $1.5 million for the purchase of property and equipment, including test facilities for our APU’s.
     Net cash provided by financing activities was zero for the nine months ended September 30, 2008.
     The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2008 and the effect we expect them to have on our liquidity and cash flow in future periods:

	Payments Due by Period
		Less			More
		than	1-3	3-5	than 5
	Total	Year	Years	Years	Years
	(in thousands)
Operating lease obligations	$713	$173	$354	$186	$—
Deferred tax liability	415	—	—	—	415

Total	$1,128	$173	$354	$186	$415
     As of September 30, 2008, our principal commitments consisted of obligations outstanding under operating leases and our deferred tax liability. All of our long-term debt was repaid during 2007 with a portion of the proceeds of our initial public offering. We currently do not have significant capital spending or purchase commitments. In the last three years, we have experienced substantial increases in our expenditures as a result of the growth in our operations and personnel. We anticipate that our cash resources will be used primarily to fund our operating activities, as well as for capital expenditures and acquisitions.
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
Off-balance sheet arrangements
     As of September 30, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.
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
Investment Risk
     We repaid our outstanding debt of $8 million as of September 30, 2007 that was due to our bank and parent company with a portion of the proceeds of our initial public offering. We invested the remaining net proceeds of the offering in corporate and government bonds and auction rate securities that are tax exempt. Our results of operations and cash flows will be subject to fluctuations due to changes in the interest rates applicable to our investments. We do not presently intend to use interest rate derivative instruments to manage our exposure to interest rate changes.
Item 4. Controls and Procedures
     Our management, including our co-chief executive officers and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our co-chief executive officers and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by our company in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information was made known to them by others within the company, as appropriate to allow timely decisions regarding required disclosure.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We sold 4,205,000 of our shares of common stock in our initial public offering on July 19, 2007. The aggregate offering price of the shares sold was $46.3 million. The total expenses of the offering were approximately $4.8 million. None of such expenses were paid directly or indirectly to directors, officers, or persons owning 10% or more of any class of equity securities of our company or to our affiliates. The net public offering proceeds to us, after deducting the total expenses were approximately $41.5 million. Such proceeds have been used to repay approximately $4.0 million in debt owed to TAT Technologies and $4.0 million in debt owed to Bank Leumi USA, and $2.2 million was used for the purchase of capital equipment and inventory. The remaining proceeds have been invested in cash, cash equivalents and short- term investments. As of September 30, 2008, we had $9.5 million in cash and cash equivalents and $21.1 million in short-term investments.
     For more information on the use of proceeds from our initial public offering, see “Liquidity and Capital Resources” and notes to our financial statements included in this report on Form 10-Q.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 6. Exhibits
(a) Exhibits

31.1	Certification by Co-Chief Executive Officers Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Co-Chief Executive Officers Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMCO-PIEDMONT INC. (Registrant)
/s/ Robert Koch
Co-Chief Executive Officer

/s/ Udi Netivi
Co-Chief Executive Officer

/s/Carla Covey
Chief Financial Officer
Date: November 7, 2008