Form 10-K
period 2008-12-31
LIMCO-PIEDMONT INC
filed 2009-03-09
CIK 1395943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-33604

LIMCO-PIEDMONT INC.
(Exact name of registrant as specified in its charter)

Delaware	73-1160278
(State of incorporation)	(IRS Employer Identification No.)
5304 South Lawton Ave., Tulsa, Oklahoma	74107
(Address of principal executive offices)	(Zip Code)

(918) 445-4300
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	NASDAQ Global Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of  “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No  ☑

The aggregate market value of the shares of common stock and non-voting common stock held by non-affiliates of the registrant as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $22,000,000 million computed by reference to the last reported sale price on the NASDAQ Global Select Market on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the registrant on that date.

At March 05, 2009, the aggregate number of shares of the registrant’s common stock and non-voting common stock outstanding was 13,205,000.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. Our forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” set forth in Item 1A in this Annual Report on Form 10-K, and those detailed from time to time in our other filings with the Securities and Exchange Commission.  We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future .

Part I

Item 1.                      Business

General

We were incorporated in Delaware on February 28, 2007 as a successor to Limco-Airepair, Inc., which was incorporated as an Oklahoma corporation in 1995.  Prior to the consolidation of Limco-Airepair, Inc. into our company, it transferred all of its assets and liabilities associated with its Oklahoma operations to our wholly-owned subsidiary, Limco-Airepair Inc., a newly formed Delaware corporation (“Limco”).  In July 2005, we acquired Piedmont Aviation Component Services, Inc. (“Piedmont”), a company certified by the FAA to perform maintenance, repair and overhaul services on APUs, propellers and landing gear.  Our principal executive offices are located at 5304 S. Lawton Ave., Tulsa, Oklahoma, 74107, and our telephone number is (918) 445-4300.  Our web address is www.limcopiedmont.com.  The information contained on our website is not a part of this Annual Report on Form 10-K.

We provide MRO services and parts supply services to the aerospace industry. Our Federal Aviation Administration, or FAA, certified repair stations provide aircraft component MRO services for airlines, air cargo carriers, maintenance service centers and the military. Two of these repair stations are located in Tulsa, Oklahoma, and the other two are located at our Kernersville and Winston-Salem, North Carolina facilities. On February 9, 2009 we announced that we will relocate our Tulsa, Oklahoma operations to the location of our Piedmont operations in Kernersville, North Carolina.  We anticipate closing our Tulsa operations by the end of June 2009.  In conjunction with our MRO services we are also an original equipment manufacturer, or OEM, of heat transfer equipment for airplane manufacturers and other selected related products. Our parts services division offers inventory management and parts services for commercial, regional and charter airlines and business aircraft owners. These represent our two business segments.

Business Strategy

Our strategy is to:

•
Expand the scope of our MRO services. Our goal is to use our technical expertise, engineering resources and facilities to provide MRO services for additional types of aircraft and additional aircraft systems, subsystems and components and intend to devote additional financial resources to develop the required technical expertise to provide these additional MRO services.

•
Increase our international sales. As part of our efforts to achieve greater penetration in the international markets, our goal is to expand our marketing presence in Western Europe, which is our second largest market, and we are searching for opportunities to increase our presence in China and other East Asian nations, where we have had limited sales to date.

•
Selectively pursue acquisition opportunities. We believe that acquisition opportunities exist that will complement our MRO business. We will continue to pursue targeted complementary business acquisitions which will broaden the scope and depth of our MRO operations and increase our market share, although we have no present plans, proposals or arrangements with respect to any such acquisition.

•
Increase our cross-selling efforts. With our acquisition of Piedmont, we expanded our MRO services capabilities to include auxiliary power units or APUs, propellers and landing gear. The expansion of our MRO service offerings allows us to offer a more complete MRO service solution to our existing customer base. Consequently, our goal is to increase our cross-selling efforts and offer the full range of our services to the historical customers of Limco and the new customers we obtained with the acquisition of Piedmont.

Overview

We provide MRO, services and parts supply services to the aerospace industry. Our FAA certified repair stations provide aircraft component MRO services for airlines, air cargo carriers, maintenance service centers and the military. We specialize in MRO services for components of aircraft, such as heat transfer components, APUs, propellers, landing gear and pneumatic ducting. In conjunction with our MRO services we are also an OEM, of heat transfer equipment for airplane manufacturers and other selected related products. Our parts services division offers inventory management and parts services for commercial, regional and charter airlines and business aircraft owners.

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

We are licensed by Hamilton Sundstrand, a leading provider of aerospace products, to provide MRO services for all of its air-to-air heat transfer products and by Honeywell, a leading manufacturer of aerospace products and an aerospace services provider, to provide MRO services for three of its APU models. Our repair stations are certified by the FAA and the European Aviation Safety Agency, or EASA. In conjunction with our MRO services, we also manufacture heat transfer equipment used in commercial, regional, business and military aircraft, complete environmental control systems and cooling systems for electronics.  We are currently engaged in a contract dispute with one of our suppliers.  We believe that the dispute will be resolved on a commercial basis.  However, the inability to amicably resolve such dispute could result in litigation, which could have a material effect on our business and financial condition.

Parts Services

Our parts services division provides a number of services for commercial, regional, and charter airlines and business aircraft owners, including inventory management and parts services. We presently assist several of these customers with their parts procurement needs by using our knowledge of the aircraft component industry to quickly acquire necessary aircraft components in a cost-effective manner. We have a knowledgeable and experienced staff of 10 customer service representatives and offer our customers 24 hour service and same day shipping. We currently supply parts to approximately 600 commercial, regional and charter airlines and business aircraft owners.

Demand for MRO Services

The demand for MRO services is driven by size and age of the aircraft fleet, aircraft utilization and regulations by the FAA and other government authorities.

Due to the increased maintenance costs of their aging fleets many carriers are seeking ways to reduce costs, minimize down-time, increase aircraft reliability and extend time between overhauls. One of the ways they are accomplishing these goals is through the outsourcing of more of their maintenance and support functions to reliable third parties. Based upon our experience in the industry, we also believe that commercial carriers who have made the decision to outsource their MRO requirements are searching for MRO service providers with a wide-range of service capabilities. These MRO service providers allow the carriers to concentrate their outsourcing of MRO services to a select group of third party providers.

The global military aircraft fleet also presents similar opportunities for MRO service providers. Recent military operations around the world has significantly increased usage of the global military aircraft fleet and, in correlation, resulted in a higher rate of maintenance activity. We believe that an aging military fleet and the increased use of upgrade programs aimed at extending the useful life of an aircraft will provide continued MRO growth opportunities.

Parts Aftermarket

The aftermarket for aerospace parts primarily relates to those parts needed for the scheduled and unscheduled maintenance, repair and modification of aircraft already in service. Aircraft operators generally keep an inventory of those parts needed for the scheduled and unscheduled maintenance, repair and modification of aircraft already in service. We believe that as part of their cost cutting measures, air carriers are attempting to reduce their inventory of spare parts, consolidate their purchasing activity and reduce the number of suppliers with whom they do business.

Our Competitive Strengths

We believe our key competitive advantages and strengths are:

•
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

•
We have a broad range of MRO capabilities and repair licenses from OEMs within our specialties. We believe that our ability to provide a broad range of MRO services for multiple components is attractive to customers who are seeking to outsource their MRO requirements and concentrate their work among a small number of MRO providers. We also believe that our various OEM licenses to provide MRO services from such companies as Hamilton Sundstrand and Honeywell also provide us with a competitive advantage. We are a Hamilton Sundstrand licensed MRO service provider in North America for air-to-air heat transfer components and a licensed MRO service providers in the United States for three Honeywell APU models. Our repair stations are AS 9001 certified, which means that they comply with the standard for quality management systems maintained by the International Standards Organization for manufacturing.

•
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

MRO Services

We specialize in the repair and overhaul of heat transfer components, APUs, propellers, landing gear and pneumatic ducting. Heat transfer components are devices that efficiently transfer heat from one fluid to another or from hot air to colder air in various cooling systems and are essential components of an aircraft. These components include heat exchangers, oil coolers, pre-coolers, re-heaters, condensers, water separators and evaporators. APUs are relatively small, self-contained generators used to start jet engines, usually with compressed air, and to provide electricity, hydraulic pressure and air conditioning while an aircraft is on the ground. In many aircraft, an APU can also provide electrical power during in-flight emergency situations.

We are continually increasing our MRO capabilities based upon market need or customer request. Our capabilities include, although are not limited to, components used in aircraft manufactured by the following aircraft manufacturers:

•	Airbus

•	ATR

•	Boeing

•	Bombardier

•	British Aerospace

•	Cessna

•	Embraer

•	Fairchild

•	Fokker

•	General Dynamics

•	Gulfstream

•	Lockheed Martin

•	Raytheon

•	SAAB

•	Shorts

During 2008 we performed our MRO services at our four repair stations in Oklahoma and North Carolina, all of which are AS9001 certified and licensed by the FAA and EASA to provide MRO services. Our Oklahoma facility provided MRO services for heat transfer components and pneumatic air-handling ducting. On February 9, 2009 we announced that we will relocate our Oklahoma facility to our North Carolina operations.  We anticipate closing our Oklahoma facility by the end of June 2009.  Our North Carolina facilities, which were recently ISO 9001 certified, provide MRO services for APUs, propellers and landing gear.

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

We specialize in providing fast and efficient quality repair and overhaul of pneumatic air-handling ducting that is used in airframes, air conditioning systems, anti-icing systems, APUs, engines and exhaust systems. We also specialize in providing MRO services for four APU models manufactured by Honeywell, in providing MRO services for propellers manufactured by Hartzell Propeller Inc. and McCauley Propeller Systems, including their fixed pitch aluminum and composite material blades, and propellers manufactured by Hamilton Sundstrand and Dowty Rotol, and in providing MRO services for landing gear for regional aircraft manufactured by Bombardier Canadair Regional Jet, ATR, British Aerospace Jet Stream and Bombardier Dash 8.

In conjunction with our MRO services, we also act as an OEM manufacturer of precision parts for the aircraft, electronics, industrial, government and commercial markets. We manufacture heat transfer components used in commercial, regional, business and military aircraft, air conditioning systems, complete environmental control systems and cooling systems for electronics. We currently offer approximately 80 OEM parts to the aerospace industry. These parts are manufactured in compliance with the stringent quality assurance standards that apply to the manufacture of aircraft parts. Our quality systems are ISO 9001 certified and we have both Boeing quality systems approval D6-82479 and FAR 21.303 (the FAA standard for Parts Manufacturer Approval).

We specialize in the design and manufacturing of highly efficient heat transfer components, which are designed to meet stringent constraints such as size, weight and applicable environmental conditions. These units include heat exchangers, oil coolers, pre-coolers, re-heaters, condensers, fuel heaters and evaporators.

OEM Authorizations and Licenses

We believe that establishing and maintaining relationships with OEMs is an important factor in achieving sustainable success as an independent MRO service provider. OEMs grant participants in the overhaul and repair services market authorizations or licenses to perform repair and overhaul services on the equipment they manufacture. OEMs generally maintain tight controls in order to maintain high quality of service to their customers, and in certain cases, grant very few authorizations or licenses. Obtaining OEM authorizations requires sophisticated technological capabilities, experience-based industry knowledge and substantial capital investment. We believe that service providers that have received OEM authorizations and licenses gain a competitive advantage because they typically receive discounts on parts, technical information, OEM warranty support and use of the OEM name in marketing. We are an independent MRO service provider that is licensed by Hamilton Sundstrand, the largest heat transfer equipment manufacturer, for its air-to-air heat transfer equipment in North America and are also licensed by Honeywell, the largest manufacturer of APUs, for three of its APU models. We are also the only licensed MRO service provider for heat transfer equipment manufactured by TAT Technologies Ltd. (“TAT”), and are a licensed MRO service provider for propellers manufactured by Hartzell Propeller Inc. and McCauley Propeller Systems.

Each of the authorizations or licenses that we have with OEMs is in the form of a contractual arrangement. Some of these contracts require us to pay an authorization fee to the OEM and, in some cases, we are also required to pay annual authorization fees and royalties, or to fulfill other conditions set by the OEM. None of our material authorizations or licenses expires prior to 2010 except that our OEM licenses from Hamilton Sundstrand will expire in May 2009 but may be extended through May 2013.  Our OEM license from Honeywell will expire in June 2011.

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

We currently supply parts to approximately 600 commercial, regional and charter airlines and business aircraft owners. For these customers, we purchase parts against orders and resell at a margin. We also maintain a small inventory of commonly-replaced parts to improve our response time on orders. As our customers’ aircraft fleets go through their repair cycles, their parts requirements change from one year to the other.

Our parts services division specializes in Honeywell’s 85 and 36 series APU models, Honeywell line replacement units, Hartzell propellers, McCauley propellers, APPH landing gear, and Embraer, Raytheon, Purolator-Facet, Messier Dowty, Boeing, PM Research and BP Oil parts.

We believe that the results of our parts services division is attributable to our access to the large inventory of component parts we maintain for our MRO services, our favorable pricing for parts purchased pursuant to licenses with OEMs and from our reputation for good and prompt service. We also benefit from the purchasing power we have gained as a result of the large number of parts we purchase for our MRO services. We are continuing our efforts to increase our recognition in the market by attendance at tradeshows, industry advertising and promoting our website.

Customers

MRO Customers. We currently service approximately 600 MRO customers, including major domestic and international airlines, air cargo carriers, maintenance service centers and the military. Our aerospace OEM customers include over 30 commercial and military aircraft manufacturers and defense contractors and the U.S. government. Our customers include, Boeing, Bell, Bombardier and Raytheon. We are not a party to any OEM manufacturing contracts, and act solely upon orders received from our customers.

Parts Parts Services Customers. We currently provide parts for a large scale of overhaul program based on one signed contract. Other than it, we are not a party to any parts services contracts, and purchase parts against orders received from our customers.

Military Contracts

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

The vast majority of our federal government contracts are fixed-price contracts. Under these contracts we agree to perform specific work for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. Our allowable federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency. Audits may result in non-reimbursement of some contract costs and fees. While the government reserves the right to conduct further audits, audits conducted for periods through fiscal year 2008 have resulted in no material cost recovery disallowances for us.

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

A number of our competitors have inherent competitive advantages. For example, we compete with the service divisions of large OEMs who in some cases have design authority with respect to their OEM products and are able to derive significant brand recognition from their OEM manufacturing activities. We also compete with the in-house service divisions of large commercial airlines and there is a strong incentive for an airline to fully utilize the services of its maintenance employees and facilities. Further, our competitors may have additional competitive advantages, such as:

•	the ability to adapt more quickly to changes in customer requirements and industry conditions or trends;

•	greater access to capital;

•	stronger relationships with customers and suppliers;

•	better name recognition; and

•	access to superior technology and marketing resources.

Parts Services

The parts services industry is highly competitive and fragmented. Competition in this markets is based on price, quality and service. Competitors in this segment include OEMs, the service divisions of large commercial airlines and other independent suppliers and distributors of parts.

Spare Parts and Raw Materials

We depend on a number of OEMs for spare parts for our MRO operations and our parts services business. Our authorizations from OEMs often require that we purchase component parts that are needed for our MRO services from them or their designated distributors. We have an agreement with Honeywell under which Honeywell has agreed to sell us certain parts at a discount for a period of five years, ending May 31, 2011. In addition we have entered into an agreement with TAT pursuant to which it has agreed to sell us its heat transfer equipment for a period of ten years, ending March 2017.

In the year ended December 31, 2008, we purchased $6.5 million of parts from Honeywell, $1.2 million of parts from Hamilton Sundstrand and $5.7 million of parts from TAT. The loss of any of these key suppliers or an unfavorable modification of any of our agreements with such suppliers could have a material adverse effect on our business. We have at times experienced contractual disputes with and delays in receiving parts from our key suppliers, and any significant future disputes or delays could have a material adverse effect on our business and results of operations. If we had to develop alternative sources of supply, our ability to supply parts to our customers when needed could be impaired, business could be lost and margins could be reduced in both our MRO services and parts services segments.

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

Government Regulations

Aerospace and Safety Regulations

The commercial aerospace industry is highly regulated by the FAA in the United States, EASA in Europe, the Civil Aviation Authority in England and other governmental authorities elsewhere in the world, while the military aerospace industry is governed by military quality specifications established by the U.S. Department of Defense for the manufacturing and repair industries and ISO-9001. We are required to be certified by one or more of these entities and, in some cases, by individual OEMs. We must also satisfy the requirements of our customers, including OEMs and airlines, that are subject to FAA regulations, and provide these customers with products that comply with the government regulations applicable to commercial flight operations. We believe we currently satisfy or exceed these FAA maintenance standards in our repair and overhaul activities. Each of our repair stations is approved by the FAA.

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

Although we seek to maintain our operations and facilities in compliance with applicable environmental laws, there can be no assurance that we have no violations, or that changes in such laws, regulations or interpretations of such laws or in the nature of our operations will not require us to make significant additional expenditures to ensure compliance in the future. Currently, we do not believe that we will have to make material capital expenditures for our operations to comply with environmental laws or regulations, or to incur material costs for environmental remediation during the 2009 fiscal year.

We have received no material third party environmental claims relating to the our facilities, and we believe that we have all material licenses and certifications that are required in the jurisdictions in which we operate.

Employees

As of December 31, 2008, we had a total of 284 full-time employees, of which 221 were employed in MRO services and OEM manufacturing, 22 were employed in parts services and the remaining 41 were employed in administrative, sales and marketing positions. We have no collective bargaining agreements with our employees and believe that our relationship with our employees is good.  It is currently anticipated that the relocation of our Oklahoma operations to our North Carolina facilities, which is anticipated to occur by the end of June 2009, will reduce our workforce by approximately 12%.

Where You Can Find More Information

The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, are available free of charge through the investor information pages of our website, located at www.limcopiedmont.com..  Our internet website and the information contained therein are not intended to be incorporated into this Annual Report on Form 10K.   Alternatively, the public may read or copy the Company’s filings with the Securities and Exchange Commission (SEC) at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers (including the Company) that file electronically with the SEC www.sec.gov ).

Item 1A.            Risk Factors

Risks Related to Our Business and Operations

Our revenues and earnings depend substantially upon conditions in the airline industry, and a significant or prolonged downturn in the airline industry could decrease demand for our services and products.

Our revenues are principally derived from the provision of MRO services to airlines, air cargo carriers, MRO service centers and the military; and the provision of parts services for commercial, regional and charter airlines and business aircraft owners. Any further downturn in the commercial aircraft industry could materially decrease demand for our services and products and negatively impact our financial condition. The commercial airline industry is cyclical and has historically been subject to fluctuations due to general economic and political conditions, such as fuel and labor costs, price competition, downturns in the global economy and national and international events.

In the aftermath of the September 11, 2001 terrorist attacks, passenger traffic on commercial flights was significantly lower than prior to the attacks. Most commercial airlines reduced their operating schedules, lowered fares and implemented cost reduction initiatives. In addition, war or armed hostilities or the fear of such events, could further exacerbate many of the problems experienced as a result of terrorist attacks. Future terrorist attacks, war or armed hostilities, the outbreak of SARS or other epidemic diseases such as avian influenza, or the fear of such events, could further negatively impact the airline industry. These factors, as well as last year’s increases in fuel costs, have resulted in large and, in some cases, continuing financial losses in the airline industry. Major carriers around the world have recently emerged from bankruptcy protection or are in the process of doing so. Financial losses and reduced schedules in the airline industry have resulted, and will continue to result, in reduced orders and delivery delays of new commercial aircraft, parking and retirement of older aircraft (eliminating those aircraft from maintenance needs) and delays in airlines’ purchases of aftermarket parts and service as maintenance is deferred. During periods of reduced airline profitability, some airlines may delay purchases of spare parts, preferring instead to deplete existing inventories. If demand for new aircraft and spare parts decreases, there would be a decrease in demand for certain of our products.

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

Because of the high degree of concentration in the airline industry, and the importance of a few large customers for our MRO services, our MRO business is exposed to a high degree of risk related to customer concentration. In the years ended December 31, 2008 and 2007, our five largest MRO customers accounted for approximately 30% and 28%, respectively, of our MRO revenues. A loss of significant business from any of these customers would be harmful to our profitability.

Our revenue is subject to a high degree of volatility and a reduction in demand will have an adverse affect on our operative results.

The profitability of our parts services business is driven by the needs of our customers whose demand for replacement parts is constantly fluctuating. Some of our customers may, from time to time, place single orders for a large amount of parts in conjunction with the overhaul of a significant portion of their active fleet. This segment of our business is subject to a high degree of volatility due to the potential impact of large one-time parts purchases  A reduction in demand for parts by one or more of our significant clients would have an adverse affect on our operating results.

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

Any growth through acquisitions will be dependent upon the availability of suitable acquisition candidates at favorable prices, the availability of financing for all or some portion of the acquisition cost, and upon advantageous terms and conditions. We intend to pursue acquisitions that we believe will present opportunities consistent with our overall business strategy. However, we may not be able to find suitable acquisition candidates to purchase or may be unable to acquire desired businesses or assets on economically acceptable terms. We may not be able to raise the money necessary to complete future acquisitions. In addition, acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. Further, we cannot assure you that our acquisition strategies will be successfully received by customers or investors or achieve their intended benefits.

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

Approximately 16.0% and 7.3% of our revenues were related to MRO services provided to the U.S. government for the years ended December 31, 2008 and 2007, respectively. We are subject to risks particular to contracts with governmental authorities. These risks include the ability of the governmental authorities to unilaterally:

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

In the years ended December 31, 2008 and 2007, approximately 30.9%  and 30.3%, respectively were derived from providing services to clients located outside of North America. This source of revenue is subject to various risks, including:

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

Our success will depend largely on our reliance on the experience and expertise of our senior management. Although we have entered into employment agreements with most members of our senior management, any of our senior managers may terminate their employment with us and seek employment with others who may seek their expertise. The loss of the expertise of any of our senior management through death, disability or termination of employment would have a material and adverse effect on our business, financial condition and results of operations. We are not the beneficiary of life or disability insurance covering any of our executives, key employees or other personnel.

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

We rely on Honeywell, Hamilton Sundstrand and TAT for parts for our MRO services and parts services business segments. If we were unable to obtain adequate supplies of parts from Honeywell, Hamilton Sundstrand, TAT or other OEMs at commercially reasonable prices, our operations could be interrupted. We have at times experienced contractual disputes with and delays in receiving parts from our key suppliers and any significant disputes or delays could have a material adverse effect on our business and results of operations.  Increased costs associated with supplied materials or components could increase our costs and reduce our profitability if we are unable to pass these cost increases on to our customers. We maintain a relatively small inventory of component parts for resale and our parts services business would suffer if the supply of replacement parts were reduced or terminated by our suppliers. There are other companies that may be able to supply us with necessary component parts. However, these potential suppliers would be required to undergo FAA, EASA and OEM certification, and this would make it difficult for us to change suppliers in a timely and cost-effective manner.

The Relocation of our Oklahoma operations could have a material adverse impact on our business.

We have decided to relocate the operations of our Oklahoma subsidiary to the location of our Piedmont subsidiary in North Carolina.  We anticipate closing the Oklahoma operations by the end of June 2009.  The goal of this relocation is to achieve significant annual cost savings.  There can be no assurances that these savings will be achieved.  We anticipate incurring approximately $2.4 million in pre-tax costs (substantially all of which will result in cash expenditures).  While we anticipate that these costs will be offset by the sale of our Oklahoma land and building and the sale of certain assets, there can be no assurances that the actual costs won’t materially exceed our estimate or that we will be able to sell the Oklahoma land and other assets at the anticipated price.  In addition, there can be no assurances that we can complete the relocation on a timely basis and without material disruption of our business.  Any of such events could have a material impact on our financial condition.

We depend on our facilities, and any damage to these facilities would adversely impact our operations.

We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide MRO services and to manufacture and deliver OEM products promptly upon receipt of orders and to provide prompt and efficient service to our customers. As a result, any disruption of our day-today operations could have a material adverse effect on our business, customer relations and profitability. We rely on our facilities for the provision of our MRO services, the production of our OEM products and the provision of our parts services. A fire, flood, earthquake or other disaster or condition that significantly damaged or destroyed any of these facilities or a delay in the relocation of our Oklahoma operations would have a material adverse effect on our operations.

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

Risks Related to Relationship with TAT

TAT and its parent control the majority of the voting power of our shares of common stock and as a result can control the outcome of any shareholder vote. This concentration of ownership could adversely affect the trading price of our stock.

TAT owns approximately 61.7% of our outstanding shares of common stock.  As a result, TAT and its ultimate controlling stockholder, KMN Holdings Ltd. (“KMN”) are able to exercise considerable influence over our operations and business strategy and control the outcome of all matters involving shareholder approval.

For so long as TAT owns more than 50% of our shares of common stock, it, and KMN indirectly, will have the power to approve all matters requiring approval of common shareholders, including the election of all members of our board of directors, and appointing management. TAT will also exercise a controlling influence over our business and affairs, any determinations with respect to mergers or other business combinations involving us, including our acquisition or disposition of assets, and other aspects of our business and affairs. The directors nominated by TAT will have the ability to control decisions affecting our capital structure, including issuing additional capital stock, establishing stock purchase programs and declaring dividends. So long as TAT remains a significant shareholder, this concentration of stock ownership may have the effect of delaying, preventing or deterring a change in control of our company, which could deprive other shareholders of an opportunity to receive a premium over the then-prevailing market price for their common stock as part of a transaction such as a proxy contest, tender offer, merger or other purchase of common stock. In addition, this concentration of stock ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning stock in a company with a significant shareholder.

The interests of TAT may differ from the interests of our other shareholders. For example, TAT could oppose a third party offer to acquire us that you might consider attractive, and the third party may not be able or willing to proceed unless TAT supports the offer. In addition, if our board of directors supports a transaction requiring an amendment to our certificate of incorporation, TAT will continue to be in a position to defeat any required shareholder approval of the proposed amendment. If our board of directors supports an acquisition of us by means of a merger or a similar transaction, the vote of TAT alone will be sufficient to approve or block the transaction under Delaware law. In each of these cases and in similar situations, our other shareholders may disagree with TAT as to whether the action opposed or supported by TAT is in the best interests of our shareholders.

We have entered into a number of agreements with TAT setting forth various matters governing our relationship with TAT. These agreements govern our ongoing relationship with TAT. We will not be able to unilaterally terminate these agreements or amend them in a manner we deem more favorable to us so long as TAT continues to control the voting power of our shares of common stock.

Our historical financial information may not be representative of the results we would have achieved as a separate stand-alone company and may not be a reliable indicator of our future results.

The historical financial information included in this annual report reflects our operation as a wholly-owned subsidiary of TAT prior to our initial public offering in July 2007 and the consolidation of the operations of Piedmont since its acquisition in July 2005. Therefore, our historical financial information may not reflect what our financial condition, results of operations or cash flows would have been had we been an independent company during the periods presented or what our results will be in the future. This is primarily a result of the following factors:

•	we cannot expect TAT to provide financial support in the future;

•	our historical financial results do not reflect any of the costs and expenses associated with our being a public company; and

•	our historical financial results do not reflect the operations of Piedmont prior to July 1, 2005.

Conflicts of interest may arise between TAT and us that could be resolved in a manner unfavorable to us.

Conflicts of interest may arise between TAT and us in a number of areas relating to our ongoing relationships. At present three of TAT’s directors serve as directors of our company.  Areas in which conflicts of interest between TAT and us could arise include, but are not limited to, the following:

•
Cross directorships, employment and share ownership. The ongoing relationships of certain of our directors and executive officers with TAT and/or their interests in the ordinary shares of TAT could create, or appear to create, conflicts of interest when directors and executive officers are faced with decisions that could have different implications for the two companies. For example, these decisions could relate to disagreements over the desirability of a potential acquisition opportunity, or a change in dividend policy.

•
Intercompany transactions. We expect to continue to enter into transactions with TAT as part of our day-to-day business activities. Although the terms of any such transactions will be established based upon negotiations between employees of TAT and us, subject to the approval of the independent directors on our board or a committee of disinterested directors, there can be no assurance that the terms of any such transactions will be as favorable to us as may otherwise be obtained in arm’slength negotiations with unaffiliated third parties.

•
Intercompany agreements. We have entered into agreements with TAT pursuant to which it provides us with heat transfer components and engineering support for our MRO operations with respect to such components. We have also agreed with TAT that we will not, except in certain limited circumstances, compete with each other in the sale of OEM heat transfer components and the provision of MRO services for heat transfer components. The terms of these agreements were established while we were a wholly-owned subsidiary of TAT and were approved by the independent directors of our board. We have also entered into a registration rights agreement with TAT concerning the registration for resale of our common stock by them. Conflicts could arise in the interpretation or any extension or renegotiation of these existing agreements.

Future sales or distributions of our shares of common stock by TAT could depress the market price for shares of our common stock.

TAT may sell all or some of the shares of our common stock that it owns or distribute those shares to its shareholders. We have entered into a registration rights agreement with TAT granting it the right to require us to register for resale its shares of common stock under the Securities Act of 1933, as amended. Sales or distributions by TAT of substantial amounts of our shares of common stock in the public market or to its shareholders could adversely affect prevailing market prices for our shares of common stock. TAT is not subject to any contractual obligation that would prohibit it from selling, spinning off, splitting off or otherwise disposing of any of our shares of common stock.

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

Item 1B.            Unresolved Staff Comments

None.

Item 2.               Properties

We own and operate a 55,000 square foot manufacturing plant in Tulsa, Oklahoma which has historically supported both our OEM business and our aftermarket heat transfer component repair station. This facility also has housed our administration, engineering, quality control and support services. We also lease an additional 9,000 square foot repair station adjacent to our Tulsa manufacturing plant which has supported our heat transfer component and pneumatic ducting MRO services.  These facilities are being closed in connection with the relocation of our Oklahoma operations to North Carolina.  Such closing is expected to occur prior to the end of June 2009.

We lease approximately 56,000 square feet space for our facility in Kernersville, North Carolina. In 2008, the annual rental expense for this property was $69,000. The lease, which expires on November 1, 2011, provides for two renewal options, each for a five year term. In addition, we also lease approximately 31,000 square feet space for our facility in Winston Salem, North Carolina. The lease, which provides for an annual rental expense of $48,000, expires on January 1, 2013.

We have also entered into a lease for a new facility in Kernersville, North Carolina of approximately 56,000 square feet, which will house our operations being relocated from Oklahoma.  The lease, which expires on November 1, 2011, provides for 2 renewal options, each for a five year term.  The lease provides for an annual rental of $86,182.

Item 3.               Legal Proceedings

We are not presently involved in any material legal proceedings. However, during the ordinary course of business, we are, from time to time, threatened with, or may become a party to, legal actions and other proceedings.

Item 4.               Submission of Matters to a Vote of Security Holders

None.
Part II

Item 5.               Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of the Common Stock began  trading on the NASDAQ Global Market under the symbol “LIMC” on July 19, 2007.   The following table presents the quarterly high and low sales prices of the common stock for our two most recent fiscal years as reported for the NASDAQ Global Market:

	2008
	High	Low

First quarter	$12.61	$5.15
Second quarter	6.90	4.25
Third quarter	5.09	3.72
Fourth quarter	4.50	2.50

	2007
	High	Low

Third quarter (commencing July 19, 2007)	$13.88	$11.10
Fourth quarter	$15.90	$11.50

At February 2, 2009, the number of record holders of common stock of the Company was approximately 2.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception and do not anticipate paying any cash dividends in the foreseeable future.

In the event we decide to declare dividends on our common stock in the future, such declaration will be subject to the discretion of our Board of Directors.  Our Board may take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal, and regulatory restrictions on the payment of dividends by us to our stockholders or by our subsidiaries to us and any such other factors as our Board may deem relevant.

Use of Proceeds

We sold 4,205,000 of our shares of common stock in our initial public offering on July 19, 2007.  The aggregate offering price of the shares sold was $46.3 million.  The total expenses of the offering were approximately $4.8 million.  None of such expenses were paid directly or indirectly to directors, officers, persons owning 10% or more of any class of equity securities or our company or to our affiliates.  The net public offering proceeds to us, after deducting the total expenses were approximately $41.5 million.  Such proceeds have been used to repay approximately $4.0 million in debt owed to TAT and $4.0 million in debt owed to Bank Leumi USA, and $2.9 million was used for the purchase of capital equipment.  The remaining proceeds have been invested in cash, cash equivalents and short term investments.  As of December 31, 2008, we had $21.3 million in cash and cash equivalents and $11.3 million in short term investments.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c )
Equity Compensation Plans Approved by Security Holders	311,000	$10.01	289,000
Total	311,000	$10.01	289,000

Issuer Purchases of Equity Securities

None.

Item 6.               Selected Financial Data

Not required.

Item 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Prior to our initial public offering on July 18, 2007, we operated as a wholly-owned subsidiary of TAT. We were incorporated in Delaware on February 28, 2007 as a successor to Limco-Airepair, Inc., which was incorporated as an Oklahoma corporation in 1995 upon the merger of three aerospace companies that had been acquired by TAT from 1992 through 1995. Prior to the consolidation of Limco-Airepair, Inc. into our company, the Company transferred all of its assets and liabilities associated with its Oklahoma operations to our wholly-owned subsidiary, Limco-Airepair Inc., a newly formed Delaware corporation.

Prior to our acquisition of Piedmont in July 2005, our business was focused on providing MRO services for heat transfer components. With the acquisition of Piedmont, we expanded the scope of our MRO services to also include APUs, propellers and landing gear and added our parts services business.

Our consolidated financial statements have been prepared on the historical cost basis and present our financial position, results of operations and cash flows as derived from TAT historical financial statements. TAT had historically provided us with certain services including general and administrative services for employee benefit programs, insurance, legal, treasury and tax compliance. Currently, TAT provides only certain insurance coverages that are then reimbursed by the Company.  The financial information included in our financial statements does not necessarily reflect what our financial position and results of operations would have been had we operated as a stand-alone entity during the periods covered, and may not be indicative of our future operations or financial position.

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

Parts Services

Our parts services division provides a number of services for commercial, regional and charter airlines and business aircraft owners, including inventory management and parts services. We presently assist several of these customers with their parts procurement needs by using our knowledge of the aircraft component industry to quickly acquire necessary aircraft components in a cost-effective manner. We have a knowledgeable and experienced staff of customer service representatives and offer our customers 24 hour service and same day shipping. We currently supply parts to approximately 600 commercial, regional and charter airlines and business aircraft owners.

Our management believes that our revenues and sources of revenues are among the key performance indicators for our business. Our revenues from our two principal lines of business for the two years ended December 31, 2008 were as follows:

	2008		2007
	Revenues	% of Total Revenues	Revenues	% of Total Revenues

Revenues:
MRO Services	$54,276	75.8%	$49,392	70.8%
Parts services	17,289	24.2%	20,384	29.2%
Total revenues	$71,565	100.0%	$69,776	100.0%

The following table reflects the geographic breakdown of our revenues for two years ended December 31, 2008:

	2008		2007
	Revenues	% of Total Revenues	Revenues	% of Total Revenues

North America	$49,448	69.1%	$48,632	69.7%
Europe	13,980	19.5%	14,895	21.3%
Asia	3,324	4.6%	3,805	5.5%
Other	4,813	6.7%	2,444	3.5%
	$71,565	100.0%	$69,776	100.0%

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

General and administrative expenses consist of compensation and related expenses for executive, finance, legal, and administrative personnel; professional fees; and other general corporate expenses and related costs for facilities and equipment.

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

Goodwill, Other Intangible Assets and Long-Lived Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Of the $4.8 million of goodwill on our balance sheet as of December 31, 2008, approximately $4.3 million was a result of our acquisition of Piedmont. The identifiable intangible assets relating to the Piedmont acquisition, other than goodwill, included in our balance sheet are customer relationships and other intangible assets. The value we assigned to these intangible assets, using the income approach based on the present value of the cash flows attributable to each asset, was approximately $2.9 million. The amounts allocated to these intangible assets are being amortized on a straight-line basis over periods ranging from 3 to 10 years.

We review goodwill and other intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying value of the goodwill or the other intangible assets may be impaired, in which case we may obtain an appraisal from an independent valuation firm to determine the amount of impairment, if any. In addition to the possible use of an independent valuation firm, we perform internal valuation analyses and consider other publicly available market information. We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. In the fourth quarter of fiscal 2008, we completed our annual impairment testing of goodwill using the methodology described in the notes to our consolidated financial statements, and determined there was no impairment of our goodwill. If actual results are not consistent with our assumptions and estimates, we may be exposed to a goodwill impairment charge.

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

Warranty Costs

We provide warranties for our products and services ranging from one to five years, which vary with respect to each contract and in accordance with the nature of each specific product. We estimate the costs that may be incurred under our warranty and record a liability in the amount of such costs at the time the product is shipped. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. As of December 31, 2008 and 2007 , the aggregate amount of our warranty costs was not material.

Results of Operations

The following table sets forth our statements of operations as a percentage of revenues for the periods indicated:

	Years ended December 31,
	2008	2007

Revenue:
MRO services	75.8%	70.8%
Parts services	24.2%	29.2%
Total revenue	100.0%	100.0%
Costs and operating expenses:
MRO services	60.6%	50.5%
Parts services	19.5%	23.8%
Selling and marketing	3.8%	3.7%
General and administrative	9.9%	10.0%
Amortization of intangibles	0.5%	0.7%
Operating income	5.7%	11.3%
Interest income	1.8%	1.3%
Loss on sale of investments	-.3%	0%
Other expense	-.6%	0%
Interest expense	0%	-1.0%
Income taxes	2.7%	4.1%
Net income	3.8%	7.4%

In addition to revenues and the sources of our revenues, our management team views our gross profit margin and the level of inventory compared to revenues as the key performance indicators in assessing our company’s financial condition and results of operations. Our management team believes that the upward trend in our MRO revenues is reflective of an industry-wide increase in demand for MRO services, and we currently expect that this trend will continue for the foreseeable future. While our management team believes that demand for parts services will grow, this segment is subject to a high degree of volatility because of the potential impact of large one time parts sales.

Revenues	2008	2007
	(in thousands)
MRO services	$54,276	$49,392
Parts services	17,289	20,384
Total revenue	$71,565	$69,776

2008 vs. 2007

Revenues.   Total revenues increased by $1.8 million, to $71.6 million for the year ended December 31, 2008 from $69.8 million for the same period. The increase in revenues was primarily attributable to steady MRO growth and offset by a decline in parts sales for the year.

MRO Revenues.  Revenues from MRO services increased by $4.9 million, to $54.3 million for the year ended December 31, 2008 from $49.4 million for the year ended December 31, 2007. The organic growth in MRO services revenues is a result of increased sales to historical customers and, to a lesser degree, sales to new customers.

Parts Services.  Parts services revenues decreased by $3.1 million, to $17.3 million for the year December 31, 2008 from $20.4 million for the year ended December 31, 2007. This decrease in sales is attributable to the one-time parts sale during 2007 to Viva Mexico for $2.7 million and a general decline in parts sales.

Costs of revenues and operating expenses	2008	2007

MRO services	$43,664	$35,205
Parts services	13,922	16,603
Total cost of revenues	57,586	51,808
Selling and marketing	2,755	2,613
General and Administrative	7,118	6,981
Amortization of intangibles	326	474
Total operating costs	10,199	10,068
Operating income	3,780	7,900

2008 vs. 2007

Cost of revenues.   Cost of revenues for MRO services increased by $8.5 million, to $43.7 million for the year ended December 31, 2008 from $35.2 million for the year ended December 31, 2007. Contributing to the increase in cost of revenues for MRO services was a $4.9 million increase in revenue, $1.4 million increase in raw material costs, $1.3 million increase in labor costs related to additional employees and general salary and wage increases and a $1.4 million increase in scrap expense.  Materials costs are related to the general increase in raw material costs year over year.  Scrap costs relate to new program start-up in the OEM division and we believe should not be recurring. Cost of revenues for parts services decreased by $2.7 million to $13.9 million for the year ended December 31, 2008 from $16.6 million for the year ended December 31, 2007, principally as a result of lower volumes during the year ended December 31, 2008.

 Selling and marketing expenses.  Selling and marketing expenses increased by $142,000 to $2.8 million for the year ended December 31, 2008 from $2.6 million for the year ended December 31, 2007. The increase in selling and marketing expenses is primarily attributable to higher commissions resulting from increased sales volumes on MRO as well as heightened sales and marketing efforts.

General and administrative expenses.   General and administrative expenses increased by $137,000 to $7.1 million for the year ended December 31, 2008 from $7.0 million for the year ended December 31, 2007. The increase in general and administrative expenses is primarily attributable to approximately $837,000 in one-time SOX and public company costs, $110,000 in severance pay, $60,000 in tax audit expenses, and acquisition expenses of $357,000.  These expenses were offset by the lack of phantom stock expense of $325,000, IPO bonus expense of $400,000 and increased public company costs and administrative costs during the year ended December 31, 2007.  Non-cash compensation expense was $175,000 and included in general and administrative expenses during the year ended December 31, of 2008 compared to $390,000 in the during the year ended December 31, 2007

Operating income.  Our operating income decreased by $4.1 million, to $3.8 million for the year ended December 31, 2008 from $7.9 million for the year ended December 31, 2007. The decrease is attributable primarily to higher cost of sales and increased general and administrative costs for the year.

Other income and expense	2008	2007

Interest income	$1,259	$897
Loss on sale of investments	(236)	-
Interest and other expense	(167)	(732)
Provision for income taxes	1,923	2,871
Net Income	$2,713	$5,194

2008 vs. 2007

Interest income.   Interest income increased by $362,000 to $1.3 million for the year ended December 31, 2008 from $897,000 for the year ended December 31, 2007, principally as a result of an increase in the amount of funds held in interest bearing accounts and short-term investments following our initial public offering.

Loss on sale of investments.   Loss on sale of investments was $236,000 for the year ended December 31, 2008.  This compared to no loss for the year ended December 31, 2007.  This loss relates to the sale of corporate and government bonds during the later part of 2008.

Income and other expense.   Interest and other expense was $167,000 for the year ended December 31, 2008 compared to $732,000 for the year ended December 31, 2007. The decrease in interest expense reflects our repayment of our outstanding indebtedness with a portion of the proceeds of our initial public offering during 2007.

Income taxes.   Income taxes decreased by $948,000 to $1.9 million for the year ended December 31, 2008 from $2.9 million for the year ended December 31, 2007. The decrease in income tax expense is primarily attributable to decreased pretax income offset by additional tax owed for tax positions taken in previous years and recognized as tax expense in the current year in the amount of $189,000.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of $21.3 million, and short-term investments of $11.3 million, consisting primarily of government and corporate bonds and auction rate tax exempt securities.  Our total working capital was approximately $55.4 million. Our liquidity position resulted from the July 23, 2007, sale of 4,205,000 shares of common stock in our initial public offering from which we received net proceeds of approximately $42 million.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Years ended December 31,
	2008	2007
	(in thousands)
Net cash provided by (used in) operating activities	$953	$(1,069)

Net cash provided by (used in) investing activities	15,344	(31,705)

Net cash provided by (used in) financing activities	—	33,504

Net increase (decrease) in cash and cash equivalents	16,297	730

Cash and cash equivalents at beginning of year	5,039	4,309

Cash and cash equivalents at end of year	21,336	5,039

Net cash provided by operating activities was $953,000 for the year ended December 31, 2008. This amount was primarily attributable to $2.9 million in net income, a $564,000 increase in amounts payable TAT for the purchase of heat transfer components a $168,000 increase in accounts payable and $1.2 million of depreciation and amortization expense offset by to a $2.6 million increase in inventories required to support the increase in MRO revenues and the ramp up for a new parts contract, and a $2.3 million increase in accounts receivable.

Net cash provided by investing activities was $15.3 million for the year ended December 31, 2008. We sold $26.4 million in corporate and municipal bonds and we purchased approximately $9.3 million in corporate and municipal bonds and auction rate securities that were reinvested in money markets.  We invested $1.7 for the purchase of property and equipment, including test facilities for our APU’s.

Net cash provided by financing activities was zero for the year ended December 31, 2008.

The following table summarizes our minimum contractual obligations and commercial commitments as of December 31, 2008 and the effect we expect them to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$613	$186	$413	$83	$—
Deferred tax liability	835	—	—	—	835
Total	$1,448	$186	$413	$83	$835

As of December 31, 2008, our principal commitments consisted of obligations outstanding under operating leases and our deferred tax liability. All of our long-term debt was repaid during 2007 with a portion of the proceeds of our initial public offering. We currently do not have significant capital spending or purchase commitments. In the last three years, we have experienced substantial increases in our expenditures as a result of the growth in our operations and personnel.

Over the next 12 months, we expect cash flows from our operating activities, along with our existing cash and cash equivalents and marketable securities, to be sufficient to fund our operations including our relocation of our Limco-Airepair facility to North Carolina. We intend to assess the need for a long-term line of credit, but do not believe that the current lack of an external source of long-term liquidity will have a material adverse effect on our business or results of operations.

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

Off-balance sheet arrangements

As of December 31, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Recent Accounting Pronouncements

For a discussion of applicable new accounting pronouncements see Note 1 to our audited Consolidated Financial Statements.

Item 7A.        Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At December 31, 2008, our investment portfolio included $2.3 million of auction rate tax-exempt securities. During 2008, the Company determined to liquidate its holdings of variable rate debt securities and in January, February and October 2008 it sold approximately 91% if its auction rate tax-exempt securities portfolio and reinvested the proceeds in high-grade corporate debt, governmental debt instruments and money market funds. These securities are subject to limited interest rate risk. We believe that an immediate 10% change in interest rates would have no material impact on our financial condition, operating results or cash flows. Declines in interest rates over time will, however, reduce our interest income. As of December 31, 2008, and as of the date of this report, we did not have any outstanding borrowings.

Foreign Exchange Risk

Our exposure to foreign exchange risk primarily relates to our sales to offshore clients. We do not believe that we currently have any significant direct foreign exchange risk since such sales are denominated in dollars.

Item 8.           Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report thereon of Virchow, Krause & Company, LLP dated March  6, 2009, are set forth on pages 42 through 64 hereof. See Item 15 for an index to our consolidated financial statements.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.        Controls and Procedures.

Not applicable.

Item 9A(T).   Controls and Procedures.

In connection with the preparation of this annual report, our management has performed an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Co-Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Co-Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the Company's disclosure controls and procedures were effective.

Item 9B.        Other Information.

None.

Part III

Item 10.         Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from a definitive proxy statement (the “Proxy Statement”) that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation 14A.

We have adopted a Code of Business Practices for the Company's principal executive, financial and accounting officers. This documents is published on the Company's website, www.Limco-Piedmont.com, and will be provided upon written request to the Company's Chief Financial Officer at its executive offices, 5304 S. Lawton Ave., Tulsa Oklahoma, 74100.  We intend to disclose any amendments to this Code by posting such information on our website

Item 11.         Executive Compensation

The information required by this item is incorporated by reference in the Proxy Statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation 14A.

Item 12.         Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The information required by this item is incorporated by reference in the Proxy Statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation 14A.

Item 13.         Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference in the Proxy Statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation 14A.

Item 14.         Principal Accountant Fees and Services

The information required by this item is incorporated by reference in the Proxy Statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation 14A.

PART I

PART IIV.

Item 15.         Exhibits and Financial Statement Schedules

(a)          The following documents are included as part of this Annual Report on Form 10-K.

(1)          Financial Statements

(2)          Financial Statement Schedules

All schedules and other statements for which provision is made in the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or are inapplicable.

(3)          List of exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
3.1*	Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-142157) (the "Registration Statement"))
3.2*	Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit 4.4 to the Registration Statement)
4.1*	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 4.3 to the Registration Statement)
10.1	Form of Registration Rights Agreement between the Registrant and TAT Ltd. (incorporate herein by reference to Exhibit 10.1 to the Registration Statement)
10.2*	Limco Piedmont Inc. 2007 Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the Registration Statement)
10.3*	Separation Agreement dated as of March 26, 2007 between Registrant and TAT Technologies Ltd. (incorporated herein by reference to Exhibit 10.3 to the Registration Statement)
10.4*	Allocation of Activity Agreement dated as of March 26, 2007 between Registrant and TAT Technologies Ltd. (incorporated herein by reference to Exhibit 10.4 to the Registration Statement)
10.5*	Manufacturing License Agreement dated January 30, 2007 between Registrant and TAT Technologies Ltd. (incorporated herein by reference to Exhibit 10.5 to the Registration Statement)
10.6*	Intentionally omitted
10.7*	Intentionally omitted
10.8*
Membership Interest Purchase Agreement dated May 24, 2005 between Limco-Airepair, Inc. and Claude L. Buller, Thomas W. Ferrell, Paul R. Hilliard and Jim Taylor and Piedmont Aviation Component Services, LLC (incorporated herein by reference to Exhibit 10.13 to the Registration Statement)

10.9*
Amendment to Membership Interest Purchase Agreement dated July 6, 2005 by and between Limco-Airepair, Inc. and Claude L. Buller, Thomas W. Ferrell, Paul R. Hilliard and Jim Taylor and Piedmont Aviation Component Services, LLC (incorporated herein by reference to Exhibit 10.14 to the Registration Statement)

21	Subsidiaries of Registrant
Limco-Airepair, Inc.
Piedmont Aviation Component Services, LLC
23.1	Consent of Virchow, Krause & Company LLP
31.1	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-149a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-149a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by Reference

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2009.
LIMCO-PIEDMONT INC.
/s/ Robert Koch
Co-Chief Executive Officer

/s/ Udi Netivi
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Dr. Shmuel Fledel	Chairman and Director	March 6, 2009
Dr. Shmuel Fledel

/s/ Robert Koch	Co-Chief Executive Officer	March 6, 2009
Robert Koch

/s/ Udi Netivi	Co-Chief Executive Officer	March 6, 2009
Udi Netivi

/s/ Carla Covey	Chief Financial Officer (Principal Financial and Accounting Officer	March 6, 2009
Carla Covey

/s/ Lawrence W. Findeiss	Director	March 6, 2009
Lawrence W. Findeiss

/s/ Jacob Gesthalter	Director	March 6, 2009
Dr. Jacob Gesthalter

/s/ Michael Gorin	Director	March 6, 2009
Michael Gorin

/s/ Giora Inbar	Director	March 6, 2009
Giora Inbar

/s/ Avi Ortal	Director	March 6, 2009
Avi Ortal

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Limco-Piedmont Inc.
Tulsa, Oklahoma

We have audited the accompanying consolidated balance sheets of Limco-Piedmont Inc. as of December 31, 2008 and 2007, and the related consolidated statements of of income, shareholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Limco-Piedmont Inc. as of December 31, 2008 and 2007 and the results of their  operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Minneapolis, Minnesota
March 6, 2009

LIMCO-PIEDMONT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
	December 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$21,336	$5,039
Marketable Securities	11,300	28,806
Accounts receivable (net of allowance for doubtful accounts of $79 and $140 at December 31, 2008 and 2007, respectively)	11,820	9,328
Inventories	18,978	16,391
Other accounts receivable and prepaid expenses	1,326	1,481

Total current assets	64,760	61,045

Property, plant and equipment, net	6,023	5,169
Intangible assets, net	1,383	1,709
Goodwill	4,780	4,780
Total assets	$76,946	$72,703

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payables	$5,378	$5,084
Parent company payables	2,341	1,762
Other accounts payable and accrued expenses	1,764	1,568
Total current liabilities	9,483	8,414

Long-Term Liabilities:
Deferred income tax liabilities	835	404

Total liabilities	10,318	8,818
Commitments and contingencies
Shareholders' Equity:
Common stock, $0.01 par value; 25,000 shares authorized, 13,205 shares issued and outstanding at both December 31, 2008 and 2007	132	132
Additional paid-in capital	49,179	49,004
Retained earnings	17,462	14,749
Accumulated other comprehensive loss, net of tax	(145)	—
Total shareholders' equity	66,628	63,885
Total liabilities and shareholders' equity	$76,946	$72,703

See notes to consolidated financial statements.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
	Years ended December 31,
	2008	2007

Revenue
MRO services	$54,276	$49,392
Parts services	17,289	20,384

Total revenue	71,565	69,776

Cost and operating expenses
MRO services	43,664	35,205
Parts services	13,922	16,603
Selling and marketing	2,755	2,613
General and administrative	7,118	6,981
Amortization of intangibles	326	474

Operating income	3,780	7,900

Other income (expense)
Interest income	1,259	897
Loss on sale of investments	(236)	-
Other expense	(167)	-
Interest expense	-	(732)

Total other income (expense)	856	165

Income before taxes	4,636	8,065

Provision for income taxes	1,923	2,871

Net income	$2,713	$5,194

Basic net income per share	$0.21	$0.48

Diluted net income per share	$0.21	$0.47

Basic shares outstanding	13,205	10,934

Diluted shares outstanding	13,205	10,962

See notes to consolidated financial statements.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except per share data)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2006	9,000	$90	$7,446	$9,555	$-	$17,091
Net income for the year	-	-	-	5,194	-	5,194
Issuance of common stock- initial public offering	4,205	42	41,168	-	-	41,210
Share based compensation	-	-	390	-	-	390
Balance at December 31, 2007	13,205	132	49,004	14,749	-	63,885
Net income for the year	-	-	-	2,713	-	2,713
Other comprehensive loss, net of tax	-	-	-	-	(145)	(145)
Total comprehensive income						2,568
Share based compensation	-	-	175	-	-	175
Balance at December 31, 2008	13,205	$132	$49,179	$17,462	$(145)	$66,628

See notes to consolidated financial statements.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Twelve months ended December 31,
	2008	2007
Cash flow from operating activities:
Net income	$2,713	$5,194
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,168	1,125
Share based compensation expenses	175	390

Change in unrealized loss on investments	236	-
Change in deferred income taxes, net	78	(10)
Changes in allowance for doubtful accounts	(61)	(105)
Changes in certain operating assets and liabilities:

Increase in accounts receivable	(2,431)	(796)

Decrease in other accounts receivable and prepaid expenses	593	(1,016)

Increase in inventories	(2,587)	(1,779)

Accounts payable and other accrued expenses	490	(2,712)

Decrease in Parent company account	579	(1,360)

Net cash provided by (used in) operating activities	953	(1,069)

Cash flows from investing activities:
Sale of investments and other assets	26,358	-

Purchase of investments and other assets	(9,318)	(28,806)

Purchases of property and equipment	(1,696)	(2,899)

Net cash provided by (used in) investing activities	15,344	(31,705)

Cash flows from financing activities:
Proceeds from issuance of common stock, initial public offering, net of $294 capitalized IPO costs	-	41,504

Repayment of short-term bank credit	-	(4,000)

Repayment of long-term loan	-	(4,000)
Net cash provided by financing activities	-	33,504

Increase in cash and cash equivalents	16,297	730
Cash and cash equivalents at the beginning of year	5,039	4,309
Cash and cash equivalents at the end of the year	$21,336	$5,039

Cash paid during the year for :
Income taxes	$2,163	$2,811
Interest expense	$-	$800

See notes to consolidated financial statements.

Note 1 – General

Limco-Piedmont Inc. ("the Company"), a Delaware corporation, is a majority-owned subsidiary, 62%, of TAT Technologies Ltd. (“the Parent").  The Company is principally engaged in:

•          The repair and overhaul of heat transfer components, auxiliary power units ("APUs"), propellers, landing gear and pneumatic ducting.

•          Inventory management and parts services for commercial, regional, and charter airlines and business aircraft owners.

The Company's primary operations are located in Tulsa, Oklahoma and Kernersville, North Carolina.  The principal markets of the Company are North America, Europe and Asia.  The Company sells its products mainly to the aircraft industry.

Recapitalization

On February 27, 2007, the Company incorporated as a Delaware corporation. On February 27, 2007, Limco Airepair Inc. (Limco Delaware), a Delaware corporation, was incorporated as a wholly-owned subsidiary of Limco-Airepair, Inc. (Limco Oklahoma), an Oklahoma corporation. On March 2, 2007, all assets, except Limco Oklahoma's membership interest in Piedmont Aviation Component Services, LLC, and all liabilities were assumed by Limco Delaware.  On March 5, 2007 the Company merged with Limco-Airepair, Inc., an Oklahoma corporation.  As part of the merger, the Parent received 9,000,000 shares of the Company for its 37,500 shares of Limco-Airepair, Inc.

All share and per share amounts have been updated to reflect the recapitalization.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Limco-Airepair, Inc. and Piedmont Aviation Component Services LLC ("Piedmont"). All significant intercompany transactions and balances have been eliminated.

Cash Equivalents

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less from the date of purchase.

Marketable Securities

Short-term investments are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investment in Debt and Equity Securities." Management determines the classification of its investments in marketable debt and equity securities at the time of purchase and reevaluates such determinations as of each balance sheet date. As of December 31, 2008, all marketable securities covered by SFAS No. 115, were designated as available-for-sale. Securities available-for-sale are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of shareholders’ equity classified as other comprehensive income. Realized gains and losses and declines in market value judged to be other than temporary are included in other income. The unrealized loss of $145,000 relates to short-term investments deemed to be temporary and the unrealized loss position is less than twelve months.  Interest and dividends are also included in other income. Our short-term investments consist of auction rate tax-exempt securities and corporate and government bonds with maturities of one to four years.

The fair value of short-term investments is determined by quoted market prices of the underlying securities (other than auction rate tax exempt securities – see below). For purposes of determining gross realized gains or losses, the cost of the security is determined based on specific identification.

Auction rate securities are variable rate debt securities. While the underlying security has a long-term nominal maturity, the interest rate is reset through auctions that are typically held every 7, 28, or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. We classify these securities as short-term available-for-sale because we intend to liquidate them as the need for working capital arises in the ordinary course of business and we are able to liquidate them or roll them over to the next reset period. During the first three months of the year the Company determined to liquidate its holdings of variable rate debt securities and in January, February and October 2008 it sold approximately 91% of its auction rate tax-exempt securities portfolio at par and reinvested the proceeds in high-grade corporate debt, governmental debt instruments and money market funds.  The remaining balance of $2.25 million at December 31, 2008 will be sold as the market allows.  Should management determine that these securities were to be held longer than one year then they would be classified as long-term securities.

In September 2007, the FASB issued SFAS No. 157, "Fair Value Measurements," or SFAS 157. Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company adopted SFAS 157 during the first quarter of 2008.   Although the adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flows, we are now required to provide additional disclosures as part of our financial statements.

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

As of December 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis, including money market funds and available-for-sale securities. The Company’s available-for-sale securities include auction-rate securities which consist of municipal bonds with an auction reset feature whose underlying assets are state municipal bonds which are substantially backed by the federal government. As a result of failed auctions, these securities are currently illiquid through the normal auction process and quoted market prices and other observable market data are not available or diminished. Accordingly, these investments were valued using pricing models based on the net present value of estimated future cash flows as of December 31, 2008. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at December 31, 2008, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in thousands)
Assets:
Money Market funds	$18,807	$-	$-	$18,807
Auction-rate securities	-	2,250	-	2,250
Municipal bonds	9,050	-	-	9,050
Total	$27,857	$2,250	$-	$30,107

Accounts Receivable

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

The Company had one customer that accounted for 12% of the Company’s revenues during 2008.  This customer had an outstanding accounts receivable balance of $1,694,000 at December 31, 2008. The Company has a long-term parts supply contract with this customer. There were no customers that accounted for more than 10% of the Company’s revenues or accounts receivable during 2007.

Inventories

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

Property, Plant and Equipment

Property, plant, and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the estimated useful life of the improvements, or the term of the lease, whichever is shorter.

The useful life for property, plant and equipment is as follows:

Useful Life

Buildings and building improvements	39
Leasehold improvements	5-10
Machinery and equipment	3-10
Motor vehicles	5-7
Office furniture, fixtures and equipment	3-7

Intangible Assets

Intangible assets subject to amortization are being amortized over their useful life, using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, in accordance with SFAS No. 142.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired and accounted for by the purchase method of accounting. SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized, but instead be tested annually for impairment or more frequently if events suggest the remaining value may not be recoverable.  An impairment test was performed by management as of December 31, 2008, indicating goodwill was not impaired and as such no expense has been recorded.  The Company determined the fair value using the discounted cash flow analysis. The results of the assessment indicated that no impairment existed in the value of recorded goodwill. There were no changes in the balance of goodwill for the years ended December 31, 2008 and 2007.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets and goodwill, for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, “the amount of impairment to be recognized is equal to the difference between the carrying amount of an asset and the fair value of that asset.” As of December 31, 2008 and 2007 no impairment losses have been identified.

Revenue Recognition

Revenues from the sale of products and services are recognized in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" or SAB No. 104".  Recognition occurs when persuasive evidence of an arrangement exists, delivery of the product has occurred, provided the collection of the resulting receivable is probable, the price is fixed or determinable and no significant obligation exists.  The Company does not grant a right of return.

Revenues from MRO services are recognized when customer-owned material is shipped back to the customer.

Revenues from product sales are recognized when the product is shipped to the customer and title passes to the customer.

Revenues from maintenance contracts are accounted under FASB Technical Bulletin No. 90-1 (Amended), "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts."  Revenue is recognized over the contract period in proportion to the costs expected to be incurred in performing services under the contract as costs incurred to perform the services are not incurred on a straight-line basis.

Shipping and Handling Costs

Shipping and handling costs billed to customers are included in revenues.  The cost of shipping and handling products and sales tax is included in costs of MRO and part services.

Research and Development

Research and development costs net of grants and participations received for each period are charged to expenses as incurred.

Warranty Cost

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

As of December 31, 2008 and 2007 the aggregate amount of the warranty provision is immaterial.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This statement prescribes the use of the liability method, whereby deferred tax assets and liability account balances are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and for tax loss carryforwards. Deferred taxes are measured using the enacted laws and tax rates that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

Net Income Per Share

The consolidated statements of income present basic and diluted net income per share. Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earning per share considers the potential effect of dilution on basic earning per share assuming potentially dilutive securities that meet certain criteria, such as stock options, were outstanding since issuance. The treasury stock method is used to determine the dilutive effect of potentially dilutive securities. There are 311,250 options outstanding that were anti-dilutive at December 31, 2008 and there are no warrants outstanding as of December 31, 2008.

The following table reconciles basic shares outstanding to diluted shares outstanding:

	Year ended December 31,
	2008	2007
	(in thousands)

Basic shares outstanding	13,205	10,934
Add: effect of dilutive stock options	—	28

Diluted shares outstanding	13,205	10,962

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivables.  The Company has one customer that represents 20% of the accounts receivable balance at December 31, 2008.  This customer is under a long-term parts supply contract.

Cash and cash equivalents and short-term bank deposits are deposited with major banks in the United States. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

The Company depends on a limited number of suppliers for some standard and custom designed components for its systems. If such suppliers fail to deliver the necessary components, the Company may be required to seek alternative sources of supply. A change in suppliers could result in manufacturing delays, which could cause a possible loss of sales and, consequently, could adversely affect the Company’s results of operations and cash position.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Statements in U.S. dollars

The U.S. dollar is the currency of the primary economic environment in which the Company operates and the functional and reporting currency of the Company is the U.S. dollar.  Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are remeasured into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" ("SFAS No. 52"). All translation gains and losses from the remeasurement of monetary balance sheet items are reflected in the statements of income as appropriate.

Fair Value of Financial Instruments

SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires disclosure of the estimated fair value of an entity’s financial instruments. Such disclosures, which pertain to the Company’s financial instruments, do not purport to represent the aggregate net fair value of the Company. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value because of the short maturity of those instruments.

Historical Cost Basis

The Company’s financial statements have been prepared on the historical cost basis and present the Company's financial position, results of operations and cash flows as derived from the Parent's historical financial statements. Prior to December 31, 2006, our parent provided certain services to our Company including general management and administrative services for employee benefit programs, insurance, legal, treasury and tax compliance.  Since January 1, 2007, our Parent has, pursuant to a Separation Agreement entered into in March 2007, provided us with coverage under certain of their insurance policies.  We have reimbursed our Parent for the cost of such coverage.

The financial information included herein does not necessarily reflect what the financial position and results of operations of the Company would have been had it operated as a stand-alone entity during the periods covered, and may not be indicative of future operations or financial position.

Registration Rights Agreement

The Company has registration statements with the Parent, granting it the right to require registration for resale of its shares of common stock under the Securities Act of 1933, as amended.  The Parent company may sell all or some of the shares of the Company’s common stock that it owns or distribute shares to its shareholders.  Pursuant to FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP”), which addresses an issuer’s accounting for registration payment arrangements, the Company concluded that no obligation should be recorded related to the registration rights.

Impact of Recently Issued Accounting Standards

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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (SFAS 141(R).  SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred.  Adoption of SFAS 141(R) is required for annual periods beginning after December 15, 2008.  Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted.  The adoption of SFAS 141(R) is not expected to have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements" (SFAS 160).  SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity.  Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings.  The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008.  Early adoption  and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted.  The adoption of SFAS 160 is not expected to have a material impact on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities”, as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on our Consolidated Financial Statements.

Note 2 – Inventories

Inventories are composed of the following:

	December 31,
	2008	2007
	( in thousands)
Raw material	$6,304	$4,733
Work in process	5,423	4,796
Spare parts assemblies	7,251	6,862
	$18,978	$16,391

Inventories are shown net of allowances for obsolescence of $548,000, and $299,000 at December 31, 2008, and December 31, 2007, respectively.

Note 3 – Property, Plant and Equipment

Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2008	2007
	(in thousands)
Cost:
Land, buildings, and leasehold improvements	$1,976	$1,842
Machinery and equipment	7,586	5,980
Motor vehicles	146	156
Office furniture, fixtures and equipment	812	846
	10,520	8,824
Accumulated depreciation and amortization	4,497	3,655
	$6,023	$5,169

Depreciation expense for the years ended December 31, 2008 and 2007 was $843,000 and $651,000, respectively.

Note 4 – Intangible Assets, Net

a.  Intangible assets:

	December 31,
	2008	2007	Life
	(in thousands)
Cost:
Customer relationships	$1,937	$1,937	10
Lease at below market rates	97	97	2.5
Consulting service agreement	6	6	0.3
Non-compete agreement	653	653	3
Trade name	128	128	10
Certificates	76	76	7
	2,897	2,897
Accumulated amortization	1,514	1,188
	$1,383	$1,709

Amortization expense related to intangible assets totaled $326,000 and $474,000 for the years ended December 31, 2008 and 2007, respectively.

b. Estimated amortization expenses for the year ending:

Amortization
Expense
Year ending December 31,	(in thousands)

2009	$217
2010	217
2011	217
2012	212
2013	207
Thereafter	313
$1,383

Note 5 – Other Accounts Payable and Accrued Expenses

	December 31,
	2008	2007
	(in thousands)

Employees and payroll accruals	$997	$938
Advances and other accrued expenses	411	119

Liability with respect to non-compete agreement	-	145
Rebate on sales	290	142
Accrued income taxes	66	177
	$1,764	$1,521

Note 6 – Related Parties

a.	Transactions with related parties:

	Years ended December 31,
	2008	2007
	(in thousands)

Purchases	$5,659	$4,830

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

Parent company payables as of December 31, 2008 and December 31, 2007 were $2,341,000 and $1,762,000, respectively. Purchases from the Parent include cores and related products and insurance costs.   Parent company payables are unsecured and provide for no interest payments and are generally paid within 60 days.

In addition the Parent owes the Company $155,000 at December 31, 2008 related to withholdings paid by the Company on deemed dividends related to interest expense from 2005 and 2006, and for intercompany parts purchases.

Subsequent to December 31, 2008, the Company approved a payment of $200,000 per year in management fees to the parent company for management and administrative support.

Note 7 – Employee Share Based Compensation

The Company entered into a share based compensation agreement with its former CEO during August 2005.  The compensation agreement was made up of 45,000 Phantom Stock options and other stock options to be issued upon the completion of an IPO by the Company.

The Phantom Stock options had an exercise price of $6.37.  At the date of exercise, the former CEO received a cash payment for the difference between the exercise price and the average price of the Parent’s stock price for the 60 days preceding the exercise date.  At December 31, 2007, the Company recorded compensation expense of $324,700 related to the Phantom Stock Options.  All of the Phantom Stock Options were exercised by December 31, 2007.

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

Compensation expense attributable to outstanding stock options was $175,000 and $390,000 for the years ended December 31, 2008 and December 31, 2007, respectively. Compensation expense is recognized in the statement of income as an operating expense based on the fair value of the option over the requisite service period. As of December 31, 2008, the total unrecognized compensation cost related to non-vested stock awards was $781,000 million and the weighted average period over which the cost is expected to be recognized is approximately 1.6 years.

A summary of our stock option activity for the years ended December 31, 2008 and 2007, is presented below:

	Options	Weighted average exercise price	Weighted average contractual life remaining in years	Aggregate intrinsic value (1)
	(in thousands)			(in thousands)
Outstanding at December 31, 2006	-	-	-	-

Granted	404	$11.00	-	-

Cancelled	-	$0.00	-	-

Outstanding at December 31, 2007	404	$11.00	4.50	570

Granted	60	$5.88	-	-

Cancelled	153	$11.00	-	-

Outstanding at December 31, 2008	311	$10.01	4.37	$-
Exercisable at December 31, 2008	127	$10.09	4.25	$-
Options expected to vest at December 31, 2008	184

(1)
The intrinsic value of a stock option is the amount by which the market value of the underlying stock on December 31, 2008 exceeds the strike price of the option.  There was no aggregate intrinsic value at December 31, 2008 as our stock price of $3.03 on December 31, 2008 was below all of the outstanding stock options’ exercise price.  The aggregate intrinsic value at December 31, 2007 was $570,000.

The weighted average grant date fair value of the stock options granted during the years ended December 31, 2008 and 2007 was $2.63 and $5.31 respectively.  There were 60,000 options granted during the year ended December 31, 2008.  The following table summarizes our weighted average assumptions used in the valuation of options for the years ended December 31, 2008 and 2007:

	2008	2007
Weighted average expected stock price volatility	56%	62%
Weighted average expected option life (in years)	3.5	3.5
Average risk free interest rate	2.87%	4.96%
Dividend yield	-	-
Discount for post-vesting restriction	n/a	n/a

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations. Due to the relative short period of the time the Company has been public the Company has estimated a 0% forfeiture rate. Expected dividend yield is based upon the Company’s historical and projected dividend activity and the risk free interest rate is based upon US Treasury rates appropriate for the expected term of the options.

Note 8 – Defined Contribution Plan

The Company sponsors a 401(K) profit sharing plan covering substantially all employees.  The plan permits the employer to contribute a discretionary amount for a plan year, which the employer designates as qualified non-elective contribution. Contributions to the plan by the Company were $215,735 and $175,735 for the years ended December 31, 2008 and 2007, respectively.

Note 9 – Income Taxes

a.	Income tax expense for the years ended December 2008 and 2007, consists of the following:

	Year ended December 31,
	2008	2007
	(in thousands)

Current income tax provision	$1,845	$2,862
Deferred income tax provision	78	9

Total provision for income taxes	$1,923	$2,871

b.	A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year ended December 31,
	2008	2007

Statutory federal income tax rate	34.00%	34.00%
State taxes (net of federal benefit)	3.80%	3.80%
Tax-exempt interest	-0.88%	-2.00%
Indian employment credit	-0.33%	-0.30%
Manufacturers' deduction	-0.44%	-0.10%
Stock-based compensation	-0.20%	0.50%
Other – net	5.54%	-0.30%
Effective income tax rate	41.48%	35.60%

c.	The deferred tax assets and liabilities are as follow at December 31:

	December 31,
	2008	2007
	(in thousands)
Assets:
Employee compensation	$325	$204
Allowance for doubtful accounts	53	50
Inventory	255	232
Other	297	16
Total assets	930	502

Liabilities:
Intangible assets including goodwill	(137)	(102)
Property, plant and equipment	(698)	(302)
Prepaid assets	(87)	(97)
Total liabilities	(922)	(501)

Deferred tax, net	$8	$1

d. The Company adopted provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement 109, Accounting for Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a cumulative increase in its provision for tax expenses of $248,000.

Unrecognized tax benefits are the difference between a tax positions that is taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to FIN 48.
A reconciliation of the beginning and ending amount of recognized provision is as follow:

Amount
(in thousands)
Balance at January 1, 2007	$147
Additions for tax positions of prior years	101
Reduction for tax positions of prior years	-
Settlements with taxing authorities	-
Balance at January 1, 2008	248
Additions for tax positions of prior years	189
Reduction for tax positions of prior years	-
Settlements with taxing authorities	(437)
Balance at December 31, 2008	$-

During 2008, the Company was audited by the Internal Revenue Service for the tax year ended December 31, 2006.   It was the determination of the Internal Revenue Service that the Company had deemed dividend distributions to its parent company related to interest expense charged during 2005, 2006 and 2007.  Interest and penalties totaling $43,000 have been charged to income tax expense during the year ended December 31, 2008.  The audit is now closed and the Company believes that the only tax years open for audit is the year ended December 31, 2008.

Note 10 – Commitments and Contingencies

The Company leases various office equipment and facilities under non-cancelable operating leases with expiration dates through January 2013. The monthly rental expense ranges from approximately $100 to $9,000. Certain leases contain renewal options as defined in the agreements.

Total operating lease rentals charged to expense during the years ended December 2008 and 2007  were approximately $214,008 and 330,610, respectively. Net minimum annual future rental under non-cancelable operating leases as of December 31, 2008, are as follow:

Year	Amount
(in thousands)

2009	$186
2010	187
2011	157
2012	69
2013	14

Total	$613

The Company is currently engaged in a contract dispute with one of its suppliers. The Company believes that the dispute will be resolved on a commercial basis.  However, the inability to amicably resolve such dispute could result in litigation, could have a material effect on the Company’s business and financial condition.

Note 11 – Segment Reporting

a.	The Company manages its business on a basis of two reportable segments since the acquisition of Piedmont on July 6, 2005. The Company's reportable segments are as follows:

•
The maintenance, repair and overhaul (MRO) segment focuses on remanufacture, overhaul and repair of heat transfer equipment and other aircraft components and of repair of APUs, propellers and landing gears.

•	Parts segment (part of Piedmont's business) focuses on sales of parts of APUs, propellers and landing gears.

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

The following financial information is the information that management uses for analyzing the results.  The figures are presented in consolidated method as presented to management. Cost related to selling and marketing and general and administrative are allocated based on revenues. This was a change made in 2008. The segment results for 2007 have been restated to conform with this allocation method.

The following financial information is a summary of the operating income of each operational segment:

	Twelve months ended December 31, 2008
	MRO	Parts	Corporate	Consolidated
	(in thousands)
Revenue	$54,276	$17,289	-	$71,565
MRO services cost	43,664	-	-	43,664
Part services cost	-	13,922	-	13,922
Selling and marketing	2,094	661	-	2,755
General and administrative	3,232	1,024	2,862	7,118
Amortization of intangibles	326	-	-	326
Operating income (expense)	$4,960	$1,682	$(2,862)	$3,780

	Twelve months ended December 31, 2007
	MRO	Parts	Corporate	Consolidated
	(in thousands)
Revenue	$49,392	$20,384	$-	$69,776
MRO services cost	35,205	-	-	35,205
Part services cost	-	16,603	-	16,603
Selling and marketing	1,829	784	-	2,613
General and administrative	1,378	591	5,012	6,981
Amortization of intangibles	474	-	-	474
Operating income (expense)	$10,506	$2,406	$(5,012)	$7,900

  The following presents total revenue, based on the location of the end customers, for the years ended December 31, 2008 and 2007:

	Year ended December 31,
	2008	2007
	(in thousands)
North America	$49,448	$48,632
Europe	13,980	14,895
Asia	3,324	2,444
Other	4,813	3,805
	$71,565	$69,776

The following presents long-lived assets as of:

	December 31, 2008
	MRO	Parts	Corporate	Consolidated
	(in thousands)
Total assets	$39,480	$7,118	$30,340	$76,946
Capital investments	1,697	-	-	1,697
Depreciation and amortization	1,169	-	-	1,169
Goodwill	4,780	-	-	4,780

	December 31, 2007
	MRO	Parts	Corporate	Consolidated
	(in thousands)
Total assets	$33,299	$3,522	$35,882	$72,703
Capital investments	2,884	15	-	2,899
Depreciation and amortization	1,123	2	-	1,125
Goodwill	4,780	-	-	4,780

Note  12 – Quarterly Financial Information (Unaudited)

	2008
	March 31	June 30	Sept. 30	Dec. 31
	(in thousands)

Net sales	$17,120	$17,677	$18,827	$17,941
Operating income	1,405	722	1,374	469
Net income	1,003	608	957	354
EPS	0.08	0.05	0.07	0.03

	2007
	March 31	June 30	Sept. 30	Dec. 31
	(in thousands)

Net sales	$20,214	$18,042	$16,644	$14,876
Operating income	2,366	2,821	1,875	838
Net income	1,410	1,565	1,430	789
EPS	0.16	0.17	0.12	0.06

Note  13 – Subsequent Event

Subsequent to December 31, 2008, the Company announced that it would relocate the operations of its Oklahoma subsidiary to the location of its Piedmont subsidiary in North Carolina. The Company anticipates closing the Oklahoma operations by the end of June 2009.  The goal of this relocation is to achieve significant annual cost savings. The Company entered into a lease for a new facility in Kernersville, North Carolina of approximately 56,000 square feet, which will house its operations being relocated from Oklahoma. The lease, which expires on November 1, 2011, provides for 2 renewal options, each for a five year term. The lease provides for an annual rental fee of $86,182.