Form 10-K/A
period 2008-12-31
LIMCO-PIEDMONT INC
filed 2009-04-30
CIK 1395943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

Form 10-K/A
(Amendment No. 2)

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-33604
_______________

LIMCO-PIEDMONT INC.
(Exact name of registrant as specified in its charter)

Delaware	73-1160278
(State of incorporation)	(IRS Employer Identification No.)
1031 East Mountain Street, Building 320, Kernersville, North Carolina	27824
(Address of principal executive offices)	(Zip Code)

(918) 445-4300
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	NASDAQ Global Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

At April 30, 2009, the aggregate number of shares of the registrant’s common stock and non-voting common stock outstanding was 13,205,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

TABLE OF CONTENTS
	Explanatory Note
		Page
	Part III

Item 10	Directors, Executive Officers and Corporate Governance	2

Item 11	Executive Compensation	6

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	9

Item 13	Certain Relationships and Related Transactions, and Director Independence	10

Item 14	Principal Accounting Fees and Services	12

	Part IV

Item 15	Exhibits and Financial Statement Schedules	13

i

Explanatory Note

This Form 10-K/A (“Amendment No. 2”) is being filed by Limco-Piedmont Inc. (the “Company”) to amend and supplement its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 9, 2009 as amended and supplemented by Amendment No. 1 filed on March 23, 2009, to include the information required to be contained in Part III, Items 10, 11, 12, 13 and 14 of Form 10-K. The Company had previously reported that such information would be incorporated by reference to its definitive proxy statement to be filed pursuant to Regulation 14A. However, the Company’s definitive statement will not be filed prior to April 30, 2009, therefore, pursuant to General Instruction G(3) to Form 10-K, the Company hereby amends its previously filed Annual Report on Form 10-K to include the required information. Amendment No. 2 to Annual Report on Form 10-K includes only Items 10, 11, 12, 13 and 14 of Form 10-K, and the Company is not amending or supplementing any other information in such previously filed Annual Report on Form 10-K.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Set forth below are the names, ages and position of our current directors.

Name	Age	Position
Dr. Shmuel Fledel	56	Chairman of the Board of Directors
Giora Inbar	53	Director
Dr. Jacob Gesthalter	62	Director
Michael Gorin	67	Director
Dr. Avraham Ortal	41	Director
Eran Goren	50	Director

Set forth below are the principal occupations of each director during the last five years as well as certain other information:

Dr. Shmuel Fledel was elected as director on July 14, 2008 and as Chairman of the Board of Directors on October 2, 2008. Dr. Fledel has been the Chief Executive Officer of TAT Technologies Ltd. (“TAT Technologies”) the direct controlling shareholder of the Company since May 2008. Prior to joining TAT Technologies, between the years 2005 and 2008, Dr. Fledel served as Vice President, Maintenance and Engineering of El-Al Israel Airlines Ltd. From 1998 to 2005, Dr. Fledel served as the Chief Executive Officer of Cyclone Aviation Products Ltd., an Israeli company which serves as the Elbit Systems Group’s design and production center for metal and composite structural aircraft components and parts for leading aerospace companies and OEMs. From 1995 to 1998, Col. (Res.) Fledel served as the Depot Commander of the Israeli Air Force. Dr. Fledel holds a Ph.D and an M.SC. degree in Structural Dynamics, both from the University of Maryland, and a B.Sc. degree in Aeronautical Engineering from the Technion – Israel Institute of Technology.

Giora Inbar has served as a director since January 23, 2008. Mr. Inbar currently serves as Chairman of the Board of TAT Technologies and also serves as Chief Executive Officer of Kaman Holdings Ltd a public holding company which is the ultimate controlling stockholder of the Company (“KMN”). Mr. Inbar served in the Israel Defence Forces for over 25 years and retired as a Brigadier General in 1998. He also serves as chairman of the Board of a number of companies controlled by KMN, including TAT Technologies. Mr. Inbar holds M.B.A. and B.A. degrees from Haifa University and is also a graduate of the U.S. Army War College.

Dr. Jacob Gesthalter has served as a director since March 2007. Dr. Gesthalter has served as President of Vicor Industries, Inc., a distributor of electronics and electrical components, since 1983 and Vice President of Alliance Technology Corporation, a manufacturer of military fuses, since 1986. He has also served as a partner of G-Square, LLC since 1997. Prior to that he was a Professor of Economics at Lehman College in New York and held teaching positions in the MBA programs of Hofstra and Fairleigh Dickinson Universities, as well as a research fellowship at the National Bureau of Economic Research (NBER) in New York. Dr. Gesthalter holds a Ph.D. degree in Economics from the Graduate Center of the City University of New York.

Michael Gorin has served as a director since March 2007. Mr. Gorin was employed by Aeroflex Incorporated, which was engaged in the design, engineering, and manufacture of microelectronic and test solutions to the broadband communications, aerospace, and defense markets, in various financial executive capacities for over 20 years before retiring on December 31, 2005. He served as Chief Financial Officer of Aeroflex from 1988 and as its Vice Chairman and Chief Financial Officer from February 2004 until December 31, 2005. From 1980 through 1985, he was a Senior Vice President at Republic National Bank of New York and from 1963 to 1980 he was employed by Arthur Andersen & Co., becoming a partner in 1973. Mr. Gorin holds a B.B.A. in accounting from Hofstra University and is a C.P.A. in New York.

Dr. Avraham Ortal has served as a director on January 23, 2008. Since February 2008, Dr. Ortal has served as the Chief Executive Officer of KMN Capital Ltd., a public holding company controlled by KMN, and also serves as a Vice President of KMN with responsibility for its U.S. operations. From March 1999 through January 2009, Dr. Ortal was as a partner in the law firm of Zellermayer, Pelossof & Co. of Tel Aviv, Israel. While at Zellermayer, Pelossof & Co., Dr. Ortal specialized in international business and finance transactions. Prior to joining the Zellermayer firm, Dr. Ortal was employed as an associate with the New York law firm of Davis Polk & Wardwell and as an Adjunct Lecturer (Mergers & Acquisitions) at the Duke University School of Law. Dr. Ortal holds an LL.B. degree from the College of Management, an L.L.M. degree from Duke University School of Law and a S.J.D. degree from Duke University.

Eran Goren has served as a director since March 31, 2009. Mr. Goren has, since March 2008, been Head of Investments at Ellomay Capital Limited, a public holding company.  Prior to joining Ellomay, Mr. Goren was founder and Managing Partner of Captsone Finance, a structured finance origination and management boutique, from 2004 to 2008.  Prior to founding Capstone, Mr. Goren served as the Head of Global Capital Markets in Leumi & Co. Investment House from 2004 to 2006. Between 1998 and 2004, Mr. Goren was the CEO of Excellence Nessuah Ltd. a financial services company.

Independent Directors

In general, NASDAQ Marketplace Rules require that a NASDAQ-listed company have a majority of independent directors on its Board of Directors. Since TAT Technologies owns more than 50.0% of our common stock, we are considered a “controlled company” within the meaning of NASDAQ Marketplace Rules. Accordingly, we are exempt from certain independence requirements under the NASDAQ listing standards, such as the requirement to have a majority of independent directors on our Board of Directors.

Since the controlled company exemption does not extend to our Audit Committee, it must have at least three members and be comprised only of independent directors each of whom satisfies the respective “independence” requirements of the Securities and Exchange Commission and NASDAQ.

Three of our directors, Messrs. Goren and Gorin and Dr. Gesthalter, are deemed to be independent under the applicable securities law requirements and the listing standards of the NASDAQ Global Market. For so long as TAT Technologies owns more than 50.0% of the total voting power of our common stock, it will have the ability to direct the election of all the members of our Board of Directors, the composition of our Board committees and the size of the Board.

Committees

Our By-Laws authorize our Board of Directors to appoint one or more committees, each consisting of one or more directors. Our Board of Directors currently has an Audit Committee and a compensation committee, the composition and responsibilities of which are described below.

Director Nominees

Since TAT Technologies owns more than 50.0% of our common stock and we are a “controlled company” within the meaning of the corporate governance standards of NASDAQ, we are neither required to have, nor will we have, a nominating and corporate governance committee. Accordingly, our shareholders do not have the same protections afforded to shareholders of companies that are subject to all the NASDAQ corporate governance requirements.

All of our directors participate in the consideration of director nominees. Although we do not have a formal charter or policy with regard to the consideration of any director candidates recommended by shareholders, the directors will consider properly submitted shareholder recommendations for candidates for membership on the Board of Directors.

Our Board of Directors intends to regularly assess the appropriate size of the Board of Directors, and whether any vacancies are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the Board of Directors considers various potential candidates for director. Candidates may come to the attention of the Board of Directors through our parent company, current members, officers or other persons. These candidates may be considered at any point during the year. The Board of Directors will also consider properly submitted shareholder recommendations for candidates for the Board of Directors.

Audit Committee

The Audit Committee held five meetings during the 2008 fiscal year at which each member of the Audit Committee was present. Our Audit Committee is comprised of three members, all of whom satisfy the respective “independence” requirements of the Securities and Exchange Commission and NASDAQ and are financially literate. The current members of our Audit Committee are Eran Goren, Dr. Jacob Gesthalter and Michael Gorin. Our Board has determined that Michael Gorin qualifies as an Audit Committee financial expert as defined by rules of the Securities and Exchange Commission. He serves as chair of the committee. From March 2007 through March 2009, Lawrence W. Findeiss served as a Director of the Company and as a member of the Audit Committee.

Our Board of Directors has adopted an Audit Committee charter setting forth the responsibilities of the Audit Committee consistent with the rules of the Securities and Exchange Commission (the “SEC”) and the NASDAQ Global Market. The charter is posted on our website at www.limcopiedmont.com under the Charters section of our investor relations webpage.

The Audit Committee is responsible for, among other things:

•	Appointing, evaluating, overseeing the work of, compensating and, if appropriate, terminating our registered independent public accounting firm;

•	Reviewing and discussing with management and our registered independent public accounting firm our quarterly financial statements and our earnings releases;

•	Reviewing and approving the terms of our registered independent public accounting firm’s engagement;

•	Pre-approving all auditing services and permissible non-audit services provided by our registered independent public accounting firm;

•
Engaging in a dialogue with our registered independent public accounting firm regarding relationships that may adversely affect the independence of the registered independent public accounting firm and, based on such review, assessing the independence of the registered independent public accounting firm;

•	Providing the Audit Committee report to be filed with the SEC in our annual proxy statement;

•
Establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, including the confidential anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

•	Reviewing and pre-approving related-party transactions;

•
Reviewing and discussing with management and our registered independent accounting firm management’s annual assessment of the effectiveness of the internal controls and our registered independent accounting firm’s attestation and report about management’s assessment as required by the SEC;

•
Reviewing and discussing with management and our registered independent accounting firm the adequacy and effectiveness of our internal controls including any significant deficiencies in the design or operation of our internal controls or material weaknesses and any fraud, whether or not material, that involves our management or other employees who have a significant role in our internal controls and the adequacy and effectiveness of our disclosure controls and procedures; and

•	Reviewing and assessing annually the adequacy of the Audit Committee charter.

Compensation Committee

The compensation committee held one meeting during the 2008 fiscal year at which all members were present. Our compensation committee is comprised of Messrs. Inbar, Gorin and Dr. Gesthalter. Our Board of Directors has adopted a compensation committee charter setting forth the responsibilities of the compensation committee consistent with the rules of the SEC and the NASDAQ Global Market. The charter is posted on our website at www.limcopiedmont.com under the Charters section of our investor relations webpage.

The compensation committee is responsible for assisting the Board of Directors in overseeing the Company’s management compensation policies and practices including, among other things:

•	Reviewing and making recommendations on director compensation;

•	Reviewing and approving the compensation of executives;

•	Reviewing and approving management incentive compensation policies and procedures;

•	Reviewing and approving equity compensation programs for employees; and

•	Preparing the annual report on executive compensation required by the rules and regulations of the SEC.

Compensation Committee Interlocks and Insider Participation

•	none of the members of the Compensation Committee was an officer (or former officer) or employee of the Company or any of its subsidiaries;

•
none of the members of the Compensation Committee had a direct or indirect material interest in any transaction in which the Company was a participant and the amount involved exceeded $120,000, except that commencing January 2009, TAT Technologies, of which Mr. Inbar is a director and the Chief Executive Officer of its controlling stockholder, is paid management fees by the Company at the rate of $200,000 per annum;

•
none of the Company’s executive officers served on the Compensation Committee (or another Board committee with similar functions or, if there was no such committee, the entire Board of Directors) of another entity where one of that entity’s executive officers served on the Company’s Compensation Committee;

•	none of the Company’s executive officers was a director of another entity where one of that entity’s executive officers served on the Company’s Compensation Committee; and

•
none of the Company’s executive officers served on the Compensation Committee (or another Board committee with similar functions or, if there was no such committee, the entire Board of Directors) of another entity where one of that entity’s executive officers served as a director on the Company’s Board.

Code of Business Conduct and Ethics

The Board of Directors adopted a Code of Business Conduct and Ethics to promote honest, ethical and lawful conduct by all of our employees, officers and directors. The Code of Business Conduct and Ethics is posted on our website at www.limcopiedmont.com under the Code of Conduct section of our investor relations webpage.

Executive Officers

Set forth below are the names, ages and positions of our current executive officers.

Name	Age	Position
Robert Koch	61	Co-Chief Executive Officer

Ehud Netivi	62	Co-Chief Executive Officer

Mary Dowdy	49	Chief Financial Officer

Barry Orrell	55	Vice President Piedmont Aviation Component services

Dan Kraft	47	Chief Operating Officer Limco Airepair, Inc.

Robert Koch was appointed as Co-Chief Executive Officer on October 2, 2008 and has served as President of our subsidiary, Limco Airepair since January 22, 2008. Mr. Koch, a veteran of the aviation heat transfer industry, has over 20 years of experience in management, engineering, business development, quality control, operations, supply chain management, IT and customer support. Mr. Koch was employed for almost 20 years by the Lori Heat Transfer operations of Honeywell Aerospace and its predecessor company. Mr. Koch held numerous management positions with Lori and served as its Business Operations Leader prior to joining the repair division of the NORDAM Group Inc. in January 2005. Mr. Koch joined NORDAM as Director of Quality and most recently served as Senior Director of Support Services.

Ehud Netivi was appointed as Co-Chief Executive Officer on October 2, 2008 and has served as President of our subsidiary, Piedmont Aviation Component Services LLC since October 18, 2007. Mr. Netivi has over 30 years experience in the aerospace industry, serving in various managerial roles with Israel Aircraft Industries. Mr. Netivi served as Production Manager, Business Development and Marketing Director, and General Manager of several IAI subsidiaries. Most recently, Mr. Netivi served as Business Development and Marketing Director of IAI International, located in St. Louis, Missouri.

Ms. Dowdy was appointed as Chief Financial Officer on March 31, 2009 and had been the Company’s Controller since June 2008.  Prior to joining the Company, Ms. Dowdy served as Controller of Electronic Label Technology, a supplier of shelf labels and signs for retail and industrial uses from February 2007 thru May 2008. From April 2006 to February 2007, Ms. Dowdy served as Controller of Braden Manufacturing, a manufacturer of exhaust and inlet systems for gas turbine power generation systems.  Ms. Dowdy also worked as Controller for USPoly Company, a manufacturer of polyethylene pipe and fittings in the United States, from July 2005 to April 2006. Prior thereto, Ms. Dowdy worked as Senior Cost Accountant for Ramsey Industries, a supplier of consumer and industrial winches. Ms. Dowdy is a Certified Public Accountant in the State of Oklahoma.

Mr. Orrell was appointed Vice President of Material Services of Piedmont Component Aviation Services, a wholly-owned subsidiary of the Company, (“Piedmont”) in February, 2004. Mr. Orrell has served in such capacities as Director of Airline Marketing and Director of Purchasing before assuming his present position of Vice President of Material Services. Mr. Orrell has 25 years experience in the aviation industry.

Mr. Kraft has been employed with Limco-Airepair since January 1999 and held executive positions as a vice president Sales & Marketing since 2003 and vice president COO since March 2008. Mr. Kraft has 27 years experience working in manufacturing facilities, and in the aviation industry. Prior to joining Limco-Airepair, Mr. Kraft held managerial positions at Southwest United industry and Seagate, computer technology

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which requires them to file reports with respect to their ownership of our common stock and their transactions in such common stock. Based solely upon a review of (i) the copies of Section 16(a) reports which we have received from such persons or entities for transactions in our common stock and their common stock holdings for year ending December 31, 2008, and (ii) the written representations received from one or more of such persons or entities that no annual Form 5 reports were required to be filed by them for such fiscal year, we believe that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by our directors, executive officers and beneficial owners of more than 10% of our common stock, except that Dr. Fledel’s report on Form 3 was not timely filed.

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the total compensation awarded to our named executive officers in 2007 and 2008.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Koch, Co-Chief Executive Officer	2008 2007	147,692 ___	8,412 ___	___ ___	11,927(7) ___	___ ___	___ ___	___ ___	168,031 ___
Ehud Netivi, Co-Chief Executive Officer	2008 2007	120,000 4,597	36,936 ___	___ ___	11,927(8) ___	___ ___	___ ___	___ ___	168,863 ___
Shaul Menachem, Chief Executive Officer(1)	2008 2007	334,290 195,769	249,444 --	___ 555,710(2)	108,911 112,008(3)	___ 599,837(4)	___ --	___ 27,776(5)	692,345 1,491,000
Carla S. Covey, Executive Vice President and Chief Financial Officer(6)	2008 2007	185,000 --	36,385 --	___ --	10,825(9) 1,706(9)	___ --	___ --	___ --	232,210 1,706
Mary Dowdy, Chief Financial Officer	2008 2007	___ ___	___ ___	___ ___	___ ___	___ ___	___ ___	___ ___	___ ___

(1)	Mr. Menachem’s employment with the Company was terminated effective December 31, 2008.

(2)
This amount represents the fair value of Mr. Menachem’s phantom options on the ordinary shares of TAT Technologies recognized by our company for financial statement reporting purposes and determined in accordance with FAS 123R for the year ended December 31, 2007.

(3)
This amount represents the fair value of Mr. Menachem’s 66,000 options granted under our 2007 Plan recognized by our company for financial statement reporting purposes and determined in accordance with FAS 123R for the year ended December 31, 2007.

(4)
The non-equity incentive plan compensation amount for Mr. Menachem includes the receipt in 2007 of (i) $20,000 of an $80,000 bonus award given to him in 2005; (ii) $330,393 bonus award upon consummation of the initial public offering and (iii) $249,444 incentive bonus award based on the Company’s consolidated pretax income for the year ended December 31, 2007.

(5)
The amount of other compensation shown for Mr. Menachem represents housing and other living expenses, personal use of a company-owned car, contributions to Mr. Menachem’s 401k Plan account, business travel expenses and certain personal travel expenses for Mr. Menachem’s wife.

(6)	Ms. Covey’s employment with the Company was terminated effective March 31, 2009.

(7)
This amount represents the fair value of Mr. Koch’s 15,000  options granted under our 2007 Plan recognized by our company for financial statement reporting purposes and determined in accordance with FAS 123R for the year ended December 31, 2008.

(8)
This amount represents the fair value of Mr. Netivi’s 15,000  options granted under our 2007 Plan recognized by our company for financial statement reporting purposes and determined in accordance with FAS 123R for the year ended December 31, 2008.

(9)
This amount represents the fair value of Ms. Covey’s 15,000 options granted March 2008, and 15,000, granted July 2008, under our 2007 Plan recognized by our company for financial statement reporting purposes and determined in accordance with FAS123R for the year ended December 31, 2008.

Employment Agreements

The following paragraphs summarize the employment-related agreements for our named executive officers:

Robert Koch. Limco Airepair entered into an employment agreement with Mr. Koch on January 22, 2008 pursuant to which he agreed to serve as President. The agreement provides that Mr. Koch will be paid an annual base salary of $160,000, as well as, an annual bonus equal to 1.5% of the net profit from the operations of Limco Airepair for 2008 and 1.5% of the net profit of the operations of Limco Airepair for 2009 and subsequent years. In addition, Limco Airepair will reimburse Mr. Koch for all reasonable out-of-pocket expenses and provide a company vehicle. Mr. Koch is also entitled to participate in all employee benefit plans and is considered a senior employee entitled to stock options in Limco subject to being employed for at least 12 months. The agreement provides that either party may terminate Mr. Koch’s employment upon 90 days’ prior written notice. Limco Airepair may terminate Mr. Koch’s employment prior to such period, but will have to pay him all of his salary and benefits for the entire 90 days.

Ehud Netivi. Piedmont entered into an employment agreement with Mr. Netivi on December 10, 2007 pursuant to which he agreed to serve as President. The agreement provides that Mr. Netivi will be paid an annual base salary of $120,000, as well as, an annual bonus equal to .75% of the net profit from the operations of Piedmont for 2008 and 1.25% of the net profit of the operations of Piedmont for 2009 and subsequent years. In addition, Piedmont will reimburse Mr. Netivi for all reasonable out-of-pocket expenses, provide a company vehicle, pay reasonable travel expenses for Mr. Netivi and his spouse to Tulsa and Israel and make a one time payment of $2,500 to cover relocation costs. Mr. Netivi is also entitled to participate in all employee benefit plans and is considered a senior employee entitled to stock options in Limco subject to being employed for at least 12 months. The agreement provides that either party may terminate Mr. Netivi’s employment upon 60 days’ prior written notice. Piedmont may terminate Mr. Netivi’s employment prior to such period, but will have to pay him all of his salary and benefits for the entire 60 days.

Outstanding Equity Awards at Fiscal Year-End

The following table itemizes outstanding options held by the named executive officers under the 2007 Plan as of December 31, 2008.

Outstanding Equity Awards at Fiscal Year-End
Option awards						Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Robert Koch		15000 (a)		6.16	3/2/2013
		15000 (b)		2.25	2/24/2014
Ehud Netivi	5,000	15000 (b)		2.25	2/24/2014
Shaul Menacham	49,500			11	7/18/2012
Carla S. Covey		15000 (c)		6.79	3/30/2013
		15000 (c)		4.4	2/24/2014
Mary Dowdy	0	0

(a)	These options will vest as follows: 5,000 on March 31, 2009, 5,000 on March 31, 2010, and 5,000 on March 31, 2011.

(b)	These options will vest as follows: 5,000 on February 25, 2010, 5,000 on February 25, 2011 and 5,000 on February 25 2012.

(c)	These options will vest on March 31, 2009, and if not exercised, will terminate in full on September 30, 2009.

Potential Payments Upon Termination or Change-in-Control

We have not formulated a standard policy that provides for payments to our named executive officers upon a change of control. At the conclusion of his employment Mr. Menachem received severance equal to six months base salary plus accrued benefit time for a total of $ 174,629 and reimbursement of up to $10,000 of his moving expenses to Israel. At the conclusion of her employment, Ms. Covey received severance equal to six months base salary plus accrued benefit time, for a total of $117,661 .

Ms. Covey and Mr. Menachem had confidentiality and non-compete provisions in their employment agreements whereby each agreed that they will not, either directly or indirectly, own, manage, operate, control, be employed by, provide consulting services to or for, or participate in the ownership, management, operation or control of any manner with any business competitive with us for a period of 12 months following termination for any reason. They also agreed that they will not disclose any of our confidential information.

Director Compensation

2008 Compensation of Non-Employee Directors

The following table provides information regarding the compensation of our directors for the year ended December 31, 2008.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive Plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Dr. Shmuel Fledel
Giora Inbar
Dr. Jacob Gesthalter	46,500						46,500
Michael Gorin	80,500						80,500
Dr. Avraham Ortal
Larry Findeiss	45,500						45,500

Cash Compensation.  In fiscal year ended December 31, 2008, we paid each of our directors (other than directors affiliated with TAT Technologies) an annual fee of $20,000, a per meeting attendance fee of $1,000 and a special fee of $1,000 for each audit committee and compensation committee meeting. In addition, in connection with services on a Special Committee of Independent Directors, Messrs. Gorin, Gesthalter and Findeiss received fees of $ 30,000, $ 10,000 and $ 10,000 respectively. Our audit committee chair receives an additional annual fee of $10,000. We also reimburse each director for travel and related expenses incurred in connection with attendance at Board and committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related.

The following table shows the number of shares of the Company’s common stock beneficially owned as of April 29, 2009 by our officers, our directors, each person, who, to our knowledge, beneficially owns more than 5.0% of our common stock and our officers and directors as a group. The table also includes information about exercisable stock options credited to executive officers under 2007 Incentive Compensation Plan.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Class

TAT Technologies P.O. Box 80 Gedera, L3 70750	8,164,256	61.8%
AM Trust Management Company Inc. Leap Tide Capital Management, Inc. 10451 Mill Run Circle Owings Mills, MD 21117	1,089,863(a)	8.25%
Directors
Dr. Shmuel Fledel TAT Technologies P.O. Box 80 Gedera, L3 70750	-0-(b)(c)	*
Giora Inbar KMN Holdings Ltd 85 Medinat Hayehudim, Floor 11, Herzelia 46140 Israel	-0-(b)(c)	*
Dr. Jacob Gesthalter 225 Country Rd. Tenafly, NJ 07670	10,000(c)	*
Michael Gorin 133 The Crescent Roslyn Heights, NY 11577	10,000(c)	*
Dr. Avraham Ortal KMN Holdings Ltd 85 Medinat Hayehudim, Floor 11, Herzelia 46140 Israel	-0-(c)	*
Eran Goren 330 Lamerchan Street Ramat-Hasharon Israel 47216	-0-(c)	*
Named Executive Officers
Robert Koch 7330 E. 66th Ct Tulsa, OK 74133	5,000(c)	*
Ehud Netivi 1527 New Garden Road, Apt 2D Greensboro, NC 27410	5,000(c)	*
Shaul Menachem 3 Hakabaim St Ramat Gan, Israel 55255	49,500(c)	*
Carla S. Covey 11301 S. Fulton Tulsa, OK 74137	5,000(c)	*
Mary Dowdy 916 S. Roland Bristow, OK 74010	-0-(c)	*
All directors and executive officers as a group	30,000(d)

* Less then 1%

(a)
The information regarding the beneficial ownership of shares by AM Trust Management Company Inc., was obtained from its statement on Schedule 13G, filed with the SEC on March 17, 2009. Such statement discloses that AM Trust Management Company Inc. possesses sole dispositive voting power over 1,089,863 shares.

(b)	Does not include shares of common stock beneficially owned by TAT Technologies.

(c)
Includes shares of common stock which such individuals have the right to acquire through the exercise of stock options within 60 days of April 29, 2009 as follows: Dr. Shmuel Fledel -0-, Giora Inbar -0-, Dr. Jacob Gesthalter 10,000, Michael Gorin 10,000, Dr. Avraham Ortal -0-, Eran Goren -0-, Robert Koch 5,000, Ehud Netivi 5,000, Shaul Menachem 49,500, Carla S. Covey 5,000, and Mary Dowdy -0-.

(d)	Includes and aggregate of 30,000 shares of common stock which the directors and executive officers have the right to acquire through the exercise of stock options within 60 days of April 29, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Relationship with TAT Technologies

TAT Technologies owns approximately 61.8% of our outstanding shares of common stock. As a result, TAT Technologies and its ultimate controlling stockholder, KMN, are able to exercise considerable influence over our operations and business strategy and control the outcome of all matters involving shareholder approval.

For so long as TAT Technologies owns more than 50% of our shares of common stock, it, and KMN indirectly, will have the power to approve all matters requiring approval of common shareholders, including the election of all members of our board of directors, and appointing management.  TAT Technologies will also exercise a controlling influence over our business and affairs, any determinations with respect to mergers or other business combinations involving us, including our acquisition or disposition of assets, and other aspects of our business and affairs. TAT Technologies also has the ability to control decisions affecting our capital structure, including issuing additional capital stock, establishing stock purchase programs and declaring dividends.

Conflicts of interest may arise between TAT Technologies and us in a number of areas relating to our ongoing relationships. At present, three of TAT Technologies’ directors serve as directors of the Company. Area in which conflicts of interest between TAT Technologies and the Company could arise include, but are not limited to the following:

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

•
Intercompany transactions. We expect to continue to enter into transactions with TAT Technologies as part of our day-today activities. Although the terms of any such transactions will be established based upon negotiations between employees of TAT Technologies and us, subject to the approval of the independent directors on our board or a committee of disinterested directors, there can be no such assurance that the terms of any such transaction will be favorable to us as may otherwise be obtained in arm’s length negotiations with unaffiliated third parties.

Our policy is to enter into transactions with TAT Technologies on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties. Based on our experience in the business sectors in which we operate and the terms of our transactions with unaffiliated third parties, we believe that all of the transactions described below met this policy standard at the time they occurred.

Manufacturing License Agreement

In January 2007, we entered into a manufacturing license agreement with TAT Technologies, an approved supplier of aircraft heat transfer systems for the U.S. Armed Services, pursuant to which we subcontracted with TAT Technologies and granted it a license to use our designs and other technical information to manufacture and sell us heat exchangers, coolers and other components used in heat transfer systems to be manufactured or repaired by us for the United States government, OEMs, commercial airlines and maintenance and repair stations. The agreement was entered into as required under U.S. government regulations and pursuant to which the parties agreed to comply with all applicable sections of the U.S. Department of State’s International Traffic in Arms Regulations including consent of the Directorate of Defense Trade Control to enter into the agreement. The agreement expires on August 31, 2016 and requires the prior written consent of the U.S. government to transfer the licensed article to any person or government outside of Israel or the United States.

Allocation of Activity Agreement

In March 2007, we entered into a 10-year agreement with TAT Technologies pursuant to which we allocate responsibility for all MRO services relating to heat exchangers and product manufacturing services relating to heat exchangers and air conditioners provided to new and existing customers of TAT Technologies or our company.

Provided that we purchase all the core matrices which we may need in order to provide MRO services with respect to such customers’ heat exchange components from TAT Technologies (except for those cores we are required to buy pursuant to our agreement with Hamilton Sundstrand), we will perform all MRO work, except under the following circumstances:

•	the customer is an Israeli entity or authority;

•	the customer of TAT Technologies demands that the work be performed by TAT Technologies;

•
TAT Technologies is the OEM manufacturer of the heat exchanger or component which is the subject of the MRO services, except with respect to customers in North America for which we are appointed as the exclusive MRO licensee for the term of the allocation of activity agreement; or

•	we are not qualified to perform the MRO services or our plants are not capable of performing such MRO services.

TAT Technologies will perform original equipment manufacturing services for heat transfer components, except under the following circumstances:

•	the customer requests that product manufacturing services be performed in the United States;

•	United States federal or state regulations require that the product manufacturing services be performed within the United States;

•	TAT Technologies determines that the product manufacturing services are not economically suitable; or

•
TAT Technologies determines that due to political or other anticipated long-term relations with the customer, or for any other reason, it is preferable that the product manufacturing services be performed by the Company.

The agreement also provides that each party will grant the other a right of first refusal regarding subcontracting the production of core matrix-related components, subject to certain royalty payments and sales commission arrangements.

For the years ended December 31, 2007 and December 31, 2008, we purchased $5.0 million and $7.2 million of parts from TAT Technologies, respectively. We intend to continue to purchase parts from TAT Technologies.

Item 14. Principal Accounting Fees and Services.

Fees Billed by Virchow, Krause & Company, LLP During Fiscal Years 2008 and 2007

	Fiscal Year
	2008	2007
Audit Fees	$312,445	$365,489
Audit-Related Fees	$37,125	$27,500
Tax Fees	$--	$6,015
All Other Fees	$--	--
Total	$349,570	$399,004

“Audit Fees” relate to assurance and related services for the audits of the annual financial statements for fiscal years 2008 and 2007, the review of quarterly financial statements, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.  In 2007, $173,124 related to services provided in connection with our initial public offering, including the filing of our Registration Statement on Form S-1.

“Audit-Related Fees” consists of assurance and related services that are reasonably related to the performance of the audit of the Company’s financial statements. These services include due diligence and various attestation services.

“Tax Fees” consists of professional services related to tax compliance, tax advice and tax planning services.

“All Other Fees” consists of those services permitted to be provided by the independent registered public accounting firm but not included in the other categories.

Pre-approval of Services

The Audit Committee of the Company’s Board of Directors has established a policy to pre-approve all audit and permitted non-audit services provided by the independent registered public accounting firm. Prior to engagement of the accounting firm for the next year’s audit, management and the accounting firm submit to the Audit Committee a description of the audit and permitted non-audit services expected to be provided during that year for each of the Company’s categories of services described above, together with a fee proposal for those services. Prior to the engagement of the independent registered public accounting firm, the Audit Committee considers with management and the accounting firm and approves (or revises) both the description of audit and permitted non-audit services proposed and the budget for those services. If circumstances arise during the year when it becomes necessary to engage the firm for additional services not contemplated in the original pre-approval, the Audit Committee at its regularly scheduled meetings requires separate pre-approval before engaging the independent registered public accounting firm. To ensure prompt handling of unexpected matters, the committee may delegate pre-approval authority to one or more of its members who report any pre-approval decisions to the committee at its next scheduled meeting. The Audit Committee has considered and is satisfied that the provision of the services provided by Virchow, Krause & Company, LLP represented under the headings “Audit-Related Fees,” “Tax Fees” and “All Other Fees” is compatible with maintaining the principal accountants’ independence.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2009.

LIMCO-PIEDMONT INC.

/s/ Robert Koch
Co-Chief Executive Officer

/s/ Udi Netivi
Co-Chief Executive Officer