Form 10-Q
period 2009-03-31
LIMCO-PIEDMONT INC
filed 2009-05-15
CIK 1395943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

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

Yes  ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2009 the Registrant had 13,205,000 shares outstanding.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

INDEX

		Page

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets
	March 31, 2009 and December 31, 2008	3

	Unaudited Condensed Consolidated Statements of Operations
	Three month periods ended March 31, 2009 and 2008	4

	Unaudited Statements of Changes in Shareholders’ Equity	5
	Three month period ended March 31, 2009

	Unaudited Condensed Consolidated Statements of Cash Flows
	Three months ended March 31, 2009 and 2008	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4T.	Controls and Procedures	24

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

Forward-Looking Statements

The following discussion of our financial condition and results of operations reflects our current views with respect to future events and financial results and should be read in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.  In addition to historical information, this Quarterly Report on Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. Our forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” set forth in Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”), and those detailed from time to time in our other filings with the SEC.  We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future .

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
	March 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$10,311	$21,336
Marketable securities	22,309	11,300
Accounts receivable (net of allowance for doubtful accounts of $97 and $79 at March 31, 2009 and December 31, 2008, respectively)	10,396	11,820
Inventories	19,645	18,978
Other accounts receivable and prepaid expenses	1,433	1,326
Total current assets	64,094	64,760

Property, plant and equipment, net	5,919	6,023
Intangible assets, net	1,329	1,383
Goodwill	4,780	4,780
Total assets	$76,122	$76,946

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payables	$4,677	$5,378
Parent company payables	2,925	2,341
Other accounts payable and accrued expenses	1,023	1,764
Total current liabilities	8,625	9,483

Long-Term Liabilities:
Deferred income taxes	836	835
Total liabilities	9,461	10,318

Shareholders' Equity:
Common stock, $0.01 par value; 25,000 shares
authorized, 13,205 shares issued and outstanding at March 31, 2009 and December 31, 2008	132	132
Additional paid-in capital	49,469	49,179
Retained earnings	17,266	17,462
Accumulated other comprehensive loss	(206)	(145)
Total shareholders' equity	66,661	66,628
Total liabilities and shareholders' equity	$76,122	$76,946

See notes to unaudited condensed consolidated financial statements.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended
	March 31,
	2009	2008

Revenue
MRO services	$11,484	$12,985
Parts services	2,637	4,135

Total revenue	14,121	17,120

Cost and operating expenses
MRO services	9,493	9,624
Parts services	2,040	3,306
Selling and marketing	571	666
General and administrative	1,941	2,010
Relocation expenses	284	-
Amortization of intangibles	54	109

Operating income (loss)	(262)	1,405

Other income (expense)
Interest income	151	293
Other income (expense)	-	(118)

Total other income (expense)	151	175

Income (loss) before taxes	(111)	1,580
Provision for income taxes	85	577

Net income (loss)	$(196)	$1,003

Basic net income (loss) per share	$(0.01)	$0.08
Diluted net income (loss) per share	$(0.01)	$0.08

Basic shares outstanding	13,205	13,205
Diluted shares outstanding	13,205	13,207

See notes to unaudited condensed consolidated financial statements.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
 (in thousands, except per share data)

	Common Stock Shares	Common Stock	Additional Paid- in Capital	Retained Earnings	Accum. Other Comprehensive Loss	Total Comprehensive Loss	Total Shareholders’ Equity

Balance at December 31, 2008	13,205	$132	$49,179	$17,462	$(145)	$-	$66,628
Net loss for the period	-	-	-	(196)	-	(196)	(196)
Other comprehensive loss, net of tax	-	-	-		(61)	(61)	(61)
Share based compensation	-	-	290	-	-	-	290
Balance at March 31, 2009	13,205	$132	$49,469	$17,266	$(206)	$(257)	$66,661

See notes to unaudited condensed consolidated financial statements.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Three months ended March 31,
	2009	2008
Cash flow from operating activities:
Net income (loss)	$(196)	$1,003
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	319	339
Share based compensation expenses	290	201
Loss on sale of marketable securities	-	118
Changes in allowance for doubtful accounts	18	(38)
Loss on sale of asset	4	-

Changes in certain operating assets and liabilities:
(Increase) decrease in accounts receivable	1,406	(1,650)
(Increase)Decrease in other accounts receivable and prepaid expenses	(66)	652
Increase in inventories	(667)	(3,458)
Increase (decrease) accounts payable and other accrued expenses	(1,441)	46
Increase in Parent company account	584	247

Net cash provided by (used in) operating activities	251	(2,540)

Cash flows from investing activities:
Sales of investments and other assets	-	5,683
Purchase of investments and other assets	(11,111)	-
Purchases of property and equipment	(165)	(715)

Net cash provided by (used in) investing activities	(11,276)	4,968

Cash flows from financing activities:
Increase in checks issued in excess of bank balance	-	893

Net cash provided by (used in) financing activities	-	893

Increase (decrease) in cash and cash equivalents	(11,025)	3,321
Cash and cash equivalents at the beginning of period	21,336	5,039
Cash and cash equivalents at the end of the period	$10,311	$8,360

Cash paid during the year for :
Income Taxes	$200	$768

See notes to unaudited condensed consolidated financial statements.

LIMCO-PIEDMONT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

a.  Limco-Piedmont Inc. ("the Company", "we", or "our" ), a Delaware corporation, is a majority-owned subsidiary, 62%, of TAT Technologies Ltd. (the "Parent").  The Company is principally engaged in:

•          The repair and overhaul of heat transfer components, auxiliary power units ("APUs"), propellers, landing gear and pneumatic ducting.

•          Inventory management and parts services for commercial, regional and charter airlines and business aircraft owners.

The Company's primary operations are located in Tulsa, Oklahoma and Kernersville, North Carolina.  On February 6, 2009, the Company’s Board of Directors approved the relocation of the operations of the Company’s Tulsa, Oklahoma based subsidiary, Limco-Airepair, Inc., to the location of its Piedmont Aviation Component Services, Inc. subsidiary in Kernersville, North Carolina.  The principal markets of the Company are Europe, the United States and Asia.  The Company sells its products mainly to the aircraft industry.

b.  Unaudited Interim Results:

The accompanying condensed consolidated financial statements of Limco-Piedmont Inc. and subsidiaries (the “Company”) presented herein have been prepared by the Company and are unaudited. They do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report 10-K filed with the Securities and Exchange Commission.  In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the Company's financial position, results of operations and cash flows for all periods presented. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or any other interim period or for any other future year.

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 - Marketable Securities

Short-term investments are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investment in Debt and Equity Securities". Management determines the classification of its investments in marketable debt and equity securities at the time of purchase and reevaluates such determinations as of each balance sheet date. As of March 31, 2009, all marketable securities covered by SFAS No. 115, were designated as available-for-sale. Securities available-for-sale are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of shareholders’ equity classified as other comprehensive income. Realized gains and losses and declines in market value judged to be other than temporary, of which there were none for the period ended March 31, 2009 or March 31, 2008, are included in other income.  The unrealized loss as of March 31, 2009 of $329,000 relates to corporate and municipal bonds ($206,000 after income taxes).   Interest and dividends are also included in other income. Our short-term investments consist of auction rate tax-exempt securities and corporate and government bonds with maturities with one to four years. The Company’s investments in corporate and government bonds, have maturities past one year, however, the Company classifies these investments as available-for-sale and therefore has classified them as short-term securities.  Should management determine that these securities were to be held longer than one year then they would be classified as long-term securities.

Auction rate securities are variable rate debt securities. While the underlying security has a long-term nominal maturity, the interest rate is reset through auctions that are typically held every 7, 28, or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. We classify these securities as short-term because we intend to liquidate them as the need for working capital arises in the ordinary course of business and we are able to liquidate them or roll them over to the next reset period. During the first three months of the year the Company had no liquidations of variable rate securities.  As of March 31, 2009 the Company had $2,250,000 in auction rate tax-exempt securities.  The remaining balance will be sold as the market allows.

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

As of March 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis, including money market funds and available-for-sale securities. The Company’s available-for-sale securities include auction-rate securities which consist of bonds with an auction reset feature whose underlying assets are Oklahoma state municipal bonds. As a result of failed auctions, these securities are currently illiquid through the normal auction process and quoted market prices and other observable market data are not available or diminished. Accordingly, these investments were valued using pricing models based on the net present value of estimated future cash flows as of March 31, 2009. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2009 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets:

Money Market funds - included in cash and cash equivalents	$7,761	$-	$-	$7,761

Auction-rate securities	-	2,250	-	2,250

Corporate and Municipal bonds	20,059	-	-	20,059
Total	$27,820	$2,250	$-	$30,070

Note 3 - Inventories

Inventories are composed of the following:

	March 31, 2009	December 31, 2008
	(in thousands)

Raw material	$5,781	$6,304
Work in process	6,264	5,423
Spare parts assemblies	7,600	7,251
	$19,645	$18,978

Inventories are shown net of allowances for obsolescence of $548,000 at March 31, 2009 and December 31, 2008.

Note 4 - Related Parties

Transactions with related parties:

	Three months ended March 31,
	2009	2008
	(in thousands)

Purchases	$1,766	$1,602

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

Parent company payables as of March 31, 2009 and December 31, 2008 were $2,925,000 and $2,341,000 respectively. Purchases from the Parent include cores and related products, insurance costs, and  management fee which is $50,000 per quarter.   Parent company payables are unsecured and provide for no interest payments.

Note 5- Net Income (loss) Per Share

The consolidated statements of operations present basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share considers the potential effect of dilution on basic net income (loss) per share assuming potentially dilutive securities that meet certain criteria, such as stock options, were outstanding since issuance. The treasury stock method is used to determine the dilutive effect of potentially dilutive securities.   There are 432,000 and 383,000 options outstanding that were anti-dilutive at March 31, 2009 and March 31, 2008, respectively.

The following table reconciles basic shares outstanding to diluted shares outstanding:

	Three months ended
	March 31,
	(in thousands)

	2009	2008
Weighted average number of basic shares outstanding	13,205	13,205
Dilutive effect of stock options	-	2
Weighted average number of diluted shares outstanding	13,205	13,207

Note 6 - Employee Share Based Compensation

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

Compensation expense attributable to outstanding stock options was $290,000 and $201,000 for the three months ended March 31, 2009 and 2008, respectively.  As of March 31, 2009, the total unrecognized compensation cost related to non-vested stock awards was $1,113,000 and the weighted average period over which the cost is expected to be recognized is approximately 1.8 years.

A summary of our stock option plan as of March 31, 2009, is presented below:

	Options	Weighted average Exercise Price	Aggregate intrinsic value (1)	Weighted average contractual life remaining in years
	(in thousands)		(in thousands)
Outstanding at January 1, 2009	311	$10.65	-	-
Granted	230	$2.16	$32.20	-
Cancelled	109	$11.29	-	-
Outstanding at March 31, 2009	432	$5.96	$32.20	3.66
Exercisable at March 31, 2009	62			3.33
Options expected to vest at March 31, 2009	354

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock on March 31, 2009 exceeds the strike price of the option.

There were 230,000 stock options granted during the three months ended March 31, 2009.  These options had a weighted average grant date fair value of $1.02.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three months ended March 31, 2009

Weighted average expected stock price volatility	56%
Weighted average expected option life (in years)	3.50
Average risk free interest rate	2.87%

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations. Due to the relative short period of the time the Company has been public, the Company has assumed a 0% forfeiture rate.  The expected term of options is based on the simplified method as allowed under Accounting Bulletin (SAB) No. 107 and 110 issued by the SEC.  The simplified method assumes the options will be exercised midway between the vesting date and the contractual term of the option.  The Company is able to use the simplified method as the options qualify as “plain vanilla” options as detailed by SAB No. 107 since Limco does not have sufficient historical exercise data to provide a reasonable basis to estimate expected term.  Expected dividend yield is based upon Limco’s  historical and projected dividend activity and the risk free interest rate is based upon US Treasury rates appropriate for the expected term of the option.

Note 7 - Segment Reporting

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

The following financial information is the information that management uses for analyzing the results. The figures are presented in consolidated method as presented to management. Cost related to selling and marketing and general and administrative are allocated based on revenues. This was a change made at the end of the year ended December 31, 2008. The segment results for the three months ended March 31, 2008 have been restated to conform with this allocating method

The following financial information is a summary of the operating income of each operational segment:

	Three months ended March 31, 2009
	MRO	Parts	Corporate	Consolidated
	(in thousands)
Revenue	$11,484	$2,637	$-	$14,121
MRO services cost	9,493	-	-	9,493
Part services cost	-	2,040	-	2,040
Selling and marketing	464	107	-	571
General and administrative	928	214	799	1,941
Relocation expenses	284	-	-	284
Amortization of intangibles	54	-	-	54
Operating income (loss)	261	$276	$(799)	$(262)

	Three months ended March 31, 2008
	MRO	Parts	Corporate	Consolidated
	(in thousands)
Revenue	$12,985	$4,135	$-	$17,120
MRO services cost	9,624	-	-	9,624
Part services cost	-	3,306	-	3,306
Selling and marketing	505	161	-	666
General and administrative	1,065	339	606	2,010
Amortization of intangibles	109	-	-	109
Operating income (loss)	$1,682	$329	$(606)	$1,405

The following presents long-lived assets and goodwill by segment as of:

	March 31, 2009
	MRO	Parts	Corporate	Consolidated
	(in thousands)
Total assets	$36,035	$7,467	$32,620	$76,122
Capital Investments	165	-	-	165
Depreciation and amortization	319	-	-	319
Goodwill	4,780	-	-	4,780

	December 31, 2008
	MRO	Parts	Corporate	Consolidated
	(in thousands)
Total assets	$39,488	$7,118	$30,340	$76,946
Capital Investments	1,697	-	-	1,697
Depreciation and amortization	1,169	-	-	1,169
Goodwill	4,780	-	-	4,780

Note  8 - Recently Issued Accounting Standards

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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (SFAS 141(R)).  SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred.  Adoption of SFAS 141(R) is required for annual periods beginning after December 15, 2008.  Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted.  The adoption of SFAS 141(R) did not have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements" (SFAS 160).  SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity.  Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings.  The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008.  Early adoption  and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted.  The adoption of SFAS 160 did not have a material impact on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities”, as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on our Consolidated Financial Statements.

In January, 2009, the Financial Accounting Standards Board (“FASB”) approved FASB Accounting Standards Codification (the (“Codification”), which is effective July 1, 2009.  Other than resolving certain minor inconsistencies in current U.S. GAAP, the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to a particular transaction or specific accounting issue.  The Codification is a new structure which takes accounting pronouncements and organizes them by approximately 90 accounting topics.  We do not expect the Codification to have a material impact on our financial position or results of operations.

Note  9 – Impairment of Long Lived Assets

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

Note 10 – Income Tax

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate.  As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction.  For the quarter ended March 31, 2009 the Company recognized a loss before taxes but recorded income tax expense for the same period.  The income tax expense was the result of a discrete non tax deductible employee share based compensation from options that have expired unexercised.  This generated a non tax deductible expense of $290,000 during the quarter and the reversal of $19,000 of previously recognized deferred tax assets.  As a result, during the quarter ended March 31, 2009, the Company had taxable income of $179,000 which generated tax expense of $66,000.

Note 11 – Consolidation of Facility

In February 2009, the Company announced that it would relocate the operations of its Oklahoma subsidiary to the location of its Piedmont subsidiary in North Carolina. The Company anticipates closing the Oklahoma operations by the end of the fiscal year.  The goal of this relocation is to achieve significant annual cost savings. The Company entered into a lease in February 2009 for a new facility in Kernersville, North Carolina of approximately 56,000 square feet, which will house its operations being relocated from Oklahoma. The lease, which expires on November 1, 2011, provides for 2 renewal options, each for a five year term. The lease provides for an annual rental fee of $86,182.

Note 12 – Commitment and Contingencies

The Company is engaged in a commercial dispute with Honeywell Aerospace (“Honeywell”) arising out of allegations by Honeywell that the company improperly resold Honeywell parts in breach of certain agreements between the parties.  On May 1, 2009, Honeywell notified management that it will terminate its agreements with the Company effective July 2, 2009 and demand arbitration of its claims unless a mutually acceptable settlement is reached on or before July 2, 2009.   Management believes that it has meritorious defenses to Honeywell’s claims.  However, a failure to successfully resolve this dispute could have a material adverse effect on the Company’s business and prospects.

Note 13 – Concentration of Credit Risk

As of March 31, 2009 and December 31, 2008, the Company had one customer that accounted for 14.5% and 20% of its accounts receivables respectively.

Note 14-Subsequent Events

On April 3, 2009, the Company and the Parent and LIMC Acquisition Company, a Delaware corporation and a wholly owned Subsidiary of the Parent (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), whereby Merger Sub will merge with and into the Company and the Company shall become a wholly-owned subsidiary of the Parent (the “Merger”).  The Parent presently owns 61.8% of the Company’s common stock.  At the effective time of the Merger, each outstanding share of the Company’s common stock will be converted automatically into the right to receive five tenths (.5) of an ordinary share of the Parent.  At the effective time of the Merger, all options to purchase the Company’s common stock that are outstanding immediately prior to the effective time of the Merger will terminate. The Merger is subject to customary closing conditions.

On April 8, 2009 a petition was filed in the District Court of Tulsa County, State of Oklahoma captioned “Chris Gassen, individually and on behalf of all others similarly situated, Plaintiff v. Shmuel Fledel, Jacob Gesthalter, Michael Gorin, Giora Inbar, Avraham Ortal, Eran Goren, Limco-Piedmont, Inc., and LIMC Acquisition Company, Defendants.”  The action, which purports to be on behalf of a class comprised of the public stockholders of the Company, seeks relief against the Company and its Directors for alleged breaches of fiduciary duty and other violations of state law in connection with the proposed merger of LIMC Acquisition Company into the Company.  Plaintiff claims, among other things, that the defendants are attempting to sell the Company by means of an unfair process and for an unfair price and that defendants have failed to disclose all material information concerning the merger.  Plaintiff is seeking to enjoin the consummation of the merger, monetary damages, and an award of costs, including attorneys’ fees.  The Company believes that the action is without merit and intends to vigorously defend the claims.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Prior to our initial public offering on July 18, 2007, we operated as a wholly-owned subsidiary of TAT Technologies, Inc. (the Parent). We were incorporated in Delaware on February 28, 2007 as a successor to Limco-Airepair, Inc., which was incorporated as an Oklahoma corporation in 1995 upon the merger of three aerospace companies that had been acquired by the Parent from 1992 through 1995. Prior to the consolidation of Limco-Airepair, Inc. into our company, the Company transferred all of its assets and liabilities associated with its Oklahoma operations to our wholly-owned subsidiary, Limco-Airepair Inc., a newly formed Delaware corporation.

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

Our management believes that our revenues and sources of revenues are among the key performance indicators for our business. Our revenues from our two principal lines of business for the three months ended March 31, 2009 and March 31, 2008 were as follows:

	Three Months Ended March 31,
	2009		2008
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
	(Revenues in thousands)
Revenues:
MRO Services	$11,484	81.3%	$12,985	75.8%
Parts services	2,637	18.7%	4,135	24.2%
Total revenues	$14,121	100.0%	$17,120	100.0%

The following table reflects the geographic breakdown of our revenues for each of the three months  ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009		2008
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
	Revenue in thousands

North America	$9,452	66.9%	$11,591	67.7%
Europe	2,916	20.7%	3,303	19.3%
Asia	495	3.5%	721	4.2%
Other	1,258	8.9%	1,505	8.8%
	$14,121	100.0%	$17,120	100.0%

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

Critical Accounting Policies

The preparation of the financial statements in accordance with generally accepted accounting principles in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, costs and expenses and related disclosures. Though we evaluate our estimates and assumptions on an ongoing basis, our actual results may differ from these estimates.  For a more detailed discussion of our critical accounting policies we refer you to our 10-K for the year ended December 31, 2008 and filed with the Securities and Exchange Commission.

Results of Operations

The following table sets forth our statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Revenue:
MRO services	81.3%	75.8%
Parts services	18.7%	24.2%
Total revenue	100.0%	100.0%
Costs and operating expenses:
MRO services	67.2%	56.2%
Parts services	14.4%	19.3%
Selling and marketing	4.0%	3.9%
General and administrative	13.8%	11.7%
Relocation expense	2.0%	-
Amortization of intangibles	0.4%	0.6%
Operating income (loss)	(1.8)%	8.2%
Other income (expense), net	1.0%	1.0%
Income taxes	(0.7)%	3.4%
Net income (loss)	(1.5)%	5.9%

In addition to revenues and the sources of our revenues, our management team views our gross profit margin and the level of inventory compared to revenues as the key performance indicators in assessing our company’s financial condition and results of operations.  The decrease in revenue is a result of economic conditions leading to a decline in the aerospace industry and from operational issues incurred at the Tulsa facility.

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

	For the three months ended March 31,
Revenues	2009	2008
	(Revenue in thousands)
MRO services	$11,484	$12,985
Parts services	2,637	4,135

Total revenue	$14,121	$17,120

Revenues.   Total revenues decreased by $3.0 million, to $14.1 million for the three months ended March 31, 2009 from $17.1 million for the three months ended March 31, 2008.  The decrease in revenues was primarily attributable to a decline in the aerospace industry and from operational issues incurred at our Tulsa facility.

MRO Revenues.  Revenues from MRO services decreased by $1.5 million, to $11.5 million for the three months ended March 31, 2009 from $13.0 million for the three months ended March 31, 2008.  The decline arises from operational issues incurred at our Tulsa facility including parts shortages and processing difficulties.

Parts Services.  Parts services revenues decreased by $1.5 million, to $2.6 million for the three months ended March 31, 2009 from $4.1 million for the three months ended March 31, 2008.   This decrease is due to a decline in the overall market.

Costs of revenues and operating expenses	March 31, 2009	March 31, 2008
	(in thousands)
MRO services	$9,493	$9,624
Parts services	2,040	3,306
Total cost of revenues	11,533	12,930
Selling and marketing	571	666
General and administrative	1,941	2,010
Relocation expense	284	-
Amortization of intangibles	54	109
Total operating costs	14,383	15,715
Operating income (loss)	$(262)	$1,405

Cost of revenues.   Cost of revenues decreased by $1.4 million, to $11.5 million for the three months ended March 31, 2009 from $12.9 million for the three months ended March 31, 2008. Despite the sales decrease of $3.0 million, cost of sales did not decrease proportionately in MRO due to the fact that operating expenses and labor costs are primarily fixed.  Cost of revenues for parts services decreased by $1.3 million to $2.0 million for the three months ended March 31, 2009 from $3.3 million for the three months ended March 31, 2008 primarily resulting from lower sales volumes.

Selling and marketing expenses.  Selling and marketing expenses decreased by $95,000 to $571,000 for the three months ended March 31, 2009 from $666,000 for the three months ended March 31, 2008. The decrease in selling and marketing expenses is primarily attributable to a reduction in commissions paid on existing customers MRO sales.

General and administrative expenses.   General and administrative costs decreased by $69,000, to $1.9 million from $2.0 million in March 31, 2009 and March 31, 2008, respectively.  The decline is attributable to lower insurance premiums, lower bad debt expenses, and depreciation expense.

Operating income.  Our operating income decreased by $1.7 million to a net loss position of ($262,000) for the three months ended March 31, 2009 from a net income of $1,405,000 for the three months ended March 31, 2008.  The decrease is attributable primarily to lower sales volumes, the relatively fixed nature of labor and other operating costs, as well as to the relocation expenses consisting of accrued severance, training costs, and building rental of the new facility.

Other income and expense	March 31, 2009	March 31, 2008
	(in thousands)
Interest income	$151	$293
Other income and (expense)	—	(118)
Provision for income taxes	85	577
Net income (loss)	$(196)	$1,003

Interest income.   Interest income decreased by $142,000 to $151,000 for the three months ended March 31, 2009 from $293,000 for the three months ended March 31, 2008 as a result of lower interest rates and investment balances.

Other income and expense.  The $118,000 expense for the three months ending March 31, 2008 is attributable to a loss on sale of investments that did not occur for the three months ended 2009.

Income taxes.   Income taxes decreased by $492,000, to $85,000 for the three months ended March 31, 2009 from $577,000 for the three months ended March 31, 2008. The decrease in income tax expense is primarily attributable to the decrease in operating income.  The decrease was offset by a non tax deductible expense of $290,000 recognized during the quarter and the reversal of $19,000 relating to previously recognized deferred tax assets.  As a result, during the quarter ended March 31, 2009, the Company had taxable income of $179,000 which generated tax expense of $66,000.

Liquidity and Capital Resources

On March 31, 2009, the Company’s total working capital was approximately $55.5 million, compared to March 31, 2008 working capital of $55.3 million.   The change is primarily a result of timing differences between our current asset and current liabilities.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the three months ended March 31,
	2009	2008

Net cash provided by (used in) operating activities	$251	$(2,540)
Net cash provided by (used in) investing activities	(11,276)	4,968
Net cash provided by (used in) financing activities	—	893
Net increase (decrease) in cash and cash equivalents	(11,025)	3,321
Cash and cash equivalents at beginning of period	21,336	5,039

Cash at end of period	$10,311	$8,360

Net cash provided by operating activities was $251,000 for the three months ending March 31, 2009. This amount was primarily attributable to a $1.4 million decrease in accounts receivable due to lower sales Inventory increased $667,000 due to increased purchases from the Parent to better enable the Company to be more responsive in the MRO market. The decrease in accounts payable and other accrued expenses of $1.4 million was due to lower material cost of sales that is volume driven.

Net cash used for investing activities was $11.3 million for the three months ended March 31, 2009. We purchased approximately $11.1 million in corporate bonds and municipal bonds having an average maturity of less than one year.  We invested $165,000 for the purchase of property and equipment.

The following table summarizes our minimum contractual obligations and commercial commitments as of March 31, 2009 and the effect we expect them to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less than Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$790	$273	$451	$66	$—
Deferred tax liability	836	—	—	—	836
Total	$1,636	$273	$451	$66	$836

As of March 31, 2009, our principal commitments consisted of obligations outstanding under operating leases and our deferred tax liability. All of our long-term debt was repaid during 2007 with a portion of the proceeds of our initial public offering. In the last three years, we have experienced substantial increases in our expenditures as a result of the growth in our operations and personnel. We anticipate that our cash resources will be used primarily to fund our operating activities, as well as for capital expenditures and acquisitions.

Over the next 12 months, we expect cash flows from our operating activities, along with our existing cash and cash equivalents and marketable securities, to be sufficient to fund our operations. We do not believe that the current lack of an external source of long-term liquidity will have a material adverse effect on our business or results of operations.

Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our selling and marketing activities, costs associated with expansion into new markets, and the timing of the introduction of new products and services.

  The Company anticipates closing its Tulsa operations by the end of the fiscal year 2009, which will reduce its workforce by approximately 12%.  Based on analysis done to date, the Company expects to achieve annual savings of approximately $500,000 per year following the completion of the relocation and to recognize approximately $2.4 million in pre-tax costs (substantially all of which will result in cash expenditures) which will be partially offset by the anticipated sale of the Company’s Tulsa building and land and the sale of certain other assets.  These costs consist of approximately $550,000 in employee related expenses, approximately $1.2 million in buildout and new equipment, approximately $450,000 in the physical move of the facility and the remaining approximately $200,000 for training and contingencies.  The Company has incurred $284,000 of costs relating to relocation, $60,000 which represents amortization of one-time termination benefits, according to FASB 146.

Seasonality

We believe that the growth of our business over the last two years has masked a historical seasonal trend in the MRO services sector. Historically, we have seen many airlines decrease their maintenance requirements in the peak air travel summer months and increase their maintenance requirements in the winter months when air travel is not as great.   This seasonal effect has been offset by economic factors affecting the aerospace industry, resulting from the current economic conditions.

Off-balance sheet arrangements

As of March 31, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Recent Accounting Pronouncements

For a discussion of applicable new accounting pronouncements see Note 8 to our Unaudited Condensed Consolidated Financial Statements.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On April 8, 2009 a petition was filed in the District Court of Tulsa County, State of Oklahoma captioned “Chris Gassen, individually and on behalf of all others similarly situated, Plaintiff v. Shmuel Fledel, Jacob Gesthalter, Michael Gorin, Giora Inbar, Avraham Ortal, Eran Goren, Limco-Piedmont, Inc., (the Company) and LIMC Acquisition Company, Defendants.”  The action, which purports to be on behalf of a class comprised of the public stockholders of the Company, seeks relief against the Company and its Directors for alleged breaches of fiduciary duty and other violations of state law in connection with the proposed merger of LIMC Acquisition Company into the Company.  Plaintiff claims, among other things, that the defendants are attempting to sell the Company by means of an unfair process and for an unfair price and that defendants have failed to disclose all material information concerning the merger.  Plaintiff is seeking to enjoin the consummation of the merger, monetary damages, and an award of costs, including attorneys’ fees.  The Company believes that the action is without merit and intends to vigorously defend the claims

Item 1A.   Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

We sold 4,205,000 of our shares of common stock in our initial public offering on July 19, 2007.  The aggregate offering price of the shares sold was $46.3 million.  The total expenses of the offering were approximately $4.8 million.  None of such expenses were paid directly or indirectly to directors, officers, or persons owning 10% or more of any class of equity securities of our company or to our affiliates.  The net public offering proceeds to us, after deducting the total expenses were approximately $41.5 million.  Such proceeds have been used to repay approximately $4.0 million in debt owed to the Parent and $4.0 million in debt owed to Bank Leumi USA, and $2.2 million was used for the purchase of capital equipment and inventory. The remaining proceeds have been invested in cash, cash equivalents and short-term investments. As of March 31, 2009, we had $10.3 million in cash and cash equivalents and $22.3 million in short-term investments.

For more information on the use of proceeds from our initial public offering,  see “Liquidity and Capital Resources” and notes to our financial statements included in this report on  Form 10-Q.

Item 5:  Other Information

The Company is engaged in a commercial dispute with Honeywell Aerospace (“Honeywell”) arising out of allegations by Honeywell that the company improperly resold Honeywell parts in breach of certain agreements between the parties.  On May 1, 2009, Honeywell notified management that it will terminate its agreements with the Company effective July 2, 2009 and demand arbitration of its claims unless a mutually acceptable settlement is reached on or before July 2, 2009.  Management believes that it has meritorious defenses to Honeywell’s claims.  However, a failure to successfully resolve this dispute could have a material adverse effect on the Company’s business and prospects.

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

LIMCO-PIEDMONT INC.
(Registrant)

/s/ Robert Koch
Co-Chief Executive Officer

/s/ Ehud Netivi
Co-Chief Executive Officer

/s/ Mary Dowdy
Chief Financial Officer

Date: May 15, 2009